Form 10-Q
period 1996-06-30
GEOWORKS /CA/
filed 1996-08-08
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________.

Commission file number 0-23926


                                    GEOWORKS
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                     94-2920371
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                      94501
- --------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

                                  510-814-1660
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] Yes [ ] No

                Applicable Only to Issuers Involved in Bankruptcy
                   Proceedings During the Preceding Five Years

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by the court.                                          [ ] Yes [ ] No

                      Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

COMMON STOCK, NO PAR VALUE: 14,002,197 SHARES AS OF JUNE 30, 1996

                                    GEOWORKS

                                      INDEX

                                                                                          Page
                                                                                          ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 1996 and March 31, 1996             2

         Condensed consolidated statements of operations:  Three months ended
         June 30, 1996 and 1995                                                              3

         Condensed consolidated statements of cash flows: June 30, 1996 and 1995             4

         Notes to condensed consolidated financial statements: June 30, 1996                 5

     Item 2.  Management's discussion and analysis of financial condition and results
         of operations                                                                     6-9

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                              10

Signature                                                                                   11

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                                    GEOWORKS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                        June 30,       March 31,
                                                          1996           1996
                                                          ----           ----
ASSETS
Current assets
     Cash and cash equivalents                          $11,514        $10,765
     Marketable securities                               35,607         39,625
     Prepaid expenses and other current assets              180            216
                                                        -------        -------
          Total current assets                           47,301         50,606
Furniture and equipment, net                              2,908          2,132
Other assets                                                160            160
                                                        -------        -------
                                                        $50,369        $52,898
                                                        =======        =======

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities           $ 1,251        $ 1,240
     Deferred revenue                                     4,397          5,529
     Other current liabilities                              980            707
                                                        -------        -------
          Total current liabilities                       6,628          7,476
Other liabilities                                           878            965
                                                        -------        -------
     Total liabilities                                    7,506          8,441
Shareholders' equity                                     42,863         44,457
                                                        -------        -------
                                                        $50,369        $52,898
                                                        =======        =======




                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                        Three Months Ended
                                                        ------------------
                                                  June 30, 1996    June 30, 1995
                                                  -------------    -------------
Net revenues:
     License revenue and product sales              $ 2,241          $   272
     Research and development fees                      188              113
                                                    -------          -------
          Total net revenues                          2,429              385

Operating expenses:
     Cost of license revenue and product sales           72               16
     Sales and marketing                              1,371              964
     Research and development                         2,749            1,802
     General and administrative                         698              518
                                                    -------          -------
          Total operating expenses                    4,890            3,300
                                                    -------          -------

Operating loss                                       (2,461)          (2,915)

Other income (expense):
     Interest income                                    575              119
     Interest expense                                   (45)             (44)
                                                    -------          -------
Loss before income taxes                             (1,931)          (2,840)

Provision for income taxes                               --               --
                                                    -------          -------
Net loss                                            $(1,931)         $(2,840)
                                                    =======          =======

Net loss per share                                  $ (0.14)         $ (0.25)
                                                    =======          =======

Shares used in per share
computation                                          13,967           11,302
                                                    =======          =======



                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                    Three Months Ended
                                                                    ------------------
                                                               June 30, 1996  June 30, 1995
                                                               -------------  -------------
Operating activities:
     Net loss                                                    $(1,931)       $(2,840)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                               310            275
         Changes in operating assets and liabilities                (842)          (182)
                                                                 -------        -------
Net cash used in operating activities                             (2,463)        (2,747)
                                                                 -------        -------

Investing activities:
     Purchases of furniture and equipment                         (1,028)          (183)
     Sales of marketable securities                                4,018          3,823
     Other                                                           (36)           103
                                                                 -------        -------
Net cash provided by investing activities                          2,954          3,743
                                                                 -------        -------

Financing activities:
     Proceeds from sale/leaseback of equipment                        --             73
     Payments of obligations under capital leases                    (67)           (45)
     Net proceeds from issuance of common stock                      309             22
     Other                                                            16             --
                                                                 -------        -------
Net cash provided by financing activities                            258             50
                                                                 -------        -------

Net increase in cash and cash equivalents                            749          1,046
Cash and cash equivalents at beginning of period                  10,765          1,788
                                                                 -------        -------
Cash and cash equivalents at end of period                       $11,514        $ 2,834
                                                                 =======        =======

                             See accompanying notes

                                    GEOWORKS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months ended June 30, 1996 and 1995 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are not included in the computation as they are antidilutive. In accordance with Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued at prices below the public offering price during the period beginning one year prior to the initial filing of the registration statement for the initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering (using the treasury stock method and the initial public offering price).

3. In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 allows a company to adopt a new fair value-based method or continue to measure compensation cost for its stock-based compensation plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25). The Company will continue to follow APB No. 25 but will be required to make pro forma disclosures of net income or loss and earnings per share as if the fair value-based method had been applied.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues

         Net revenues increased $2,044,000, or 531%, during the quarter ended June 30, 1996 as compared to the corresponding quarter of the previous fiscal year. The increase resulted primarily from the restructuring of an OEM license agreement for which there was a non-refundable, prepaid royalty balance, which had been recorded as deferred revenue and had not yet been fully amortized at the time of restructuring. Revenue recognized upon this license agreement restructuring was included in license revenue and product sales, and accounted for $1,673,000, or 69%, of the Company's total net revenues during the quarter ended June 30, 1996. There was no revenue of a similar nature recognized in the corresponding quarter of the previous fiscal year. Revenue associated with this license agreement restructuring caused license revenue and product sales to increase $1,969,000, or 724%, during the quarter ended June 30, 1996 as compared to the corresponding quarter of the previous fiscal year.

         In addition to revenue recognized upon the license agreement restructuring discussed above, license revenue and product sales for the quarter ended June 30, 1996 included $350,000 of source code license fees paid by an OEM customer. Revenues associated with source code license fees and license agreement restructurings are non-recurring. As a result of these one-time events, revenues for the quarter ended June 30, 1996 are not indicative of revenues to be recognized in future periods. The remainder of license revenue and product sales during the quarter ended June 30, 1996 consisted of royalties on units sold by OEM licensees and royalties from software republishers.

          Revenue related to research and development fees in the quarter ended June 30, 1996 increased $75,000, or 66%, compared to the corresponding quarter of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage of completion method.


Operating Expenses

         Cost of Revenues. The Company's gross margin percentage was 97% in the quarter ended June 30, 1996 and 96% in the corresponding quarter of the previous fiscal year. Cost of revenues for both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

          Sales and Marketing. Sales and marketing expense increased $407,000, or 42%, during the quarter ended June 30, 1996 as compared to the corresponding quarter of the previous fiscal year. The increase resulted from the Company's continuing emphasis on opportunities in the consumer computing device (CCD) market. As this market has evolved, the Company has dedicated additional resources towards content and services for wireless devices, and has also expanded its services to VARs and other outside developers of software for the CCD market. To support these activities, staffing and related costs for travel, benefits, and facilities increased in the quarter ended June 30, 1996, as compared to the corresponding quarter of the previous fiscal year.

         Research and Development. Research and development expense increased $947,000, or 53%, during the quarter ended June 30, 1996 as compared to the corresponding period of the previous fiscal year. The increase was due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. The Company expects that research and development expense will continue to increase in future periods as the Company expands its efforts to develop products for the emerging CCD market.

         General and Administrative. General and administrative expense increased $180,000, or 35%, during the quarter ended June 30, 1996 as compared to the corresponding period of the previous fiscal year. Higher compensation and recruiting costs were the primary cause for this increase. The significant increase in recruiting costs resulted from the Company's efforts to increase staffing for strategic positions within the marketing and engineering functions of the Company.


Other Income (Expense)

         Interest income rose $456,000, or 383%, during the quarter ended June 30, 1996 as compared to the corresponding period of the previous fiscal year. The increase was attributable to the significantly higher balances available to the Company for short-term investment as a direct result of the Company's secondary public offering of common stock and concurrent sale of common stock to a private investor in November 1995. These concurrent equity offerings raised over $40 million for the Company. Interest expense increased $1,000, or 2%, for the quarter ended June 30, 1996 as compared to the corresponding period of the previous fiscal year. This increase was caused by increased borrowings under capital leases of furniture and equipment.

Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. The Company has a July 31 year end for income tax purposes. As of March 31, 1996, the Company had net operating loss carryforwards for federal income tax purposes of approximately $37,246,000 and for state income tax purposes of approximately $14,449,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $1,255,000 and for state income tax purposes of approximately $561,000. Pursuant to the Tax Reform Act of 1986, annual utilization of the Company's net operating loss and tax credit carryforwards is partially limited.

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $47.1 million at June 30, 1996 from $50.4 million at March 31, 1996. This decrease of $3.4 million resulted primarily from the use of cash during the period of $2.4 million for operating activities and $1.0 million for the purchase of furniture and equipment. The Company expects to incur additional substantial losses at least through its fiscal year ending March 31, 1997, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the fiscal year.

         Prepaid expenses and other current assets decreased $36,000 from March 31, 1996 to June 30, 1996 due to the amortization during the quarter of the Company's prepaid annual insurance premiums. Furniture and equipment, net of depreciation, increased $776,000 from March 31, 1996 to June 30, 1996, due to furniture and equipment purchases for new employees, leasehold improvements related to office expansions, and ongoing enhancements to the Company's computer equipment used for research and development. Accounts payable and accrued liabilities increased $11,000 at June 30, 1996 as compared to March 31, 1996, due principally to higher accrual balances in the current fiscal year for marketing events and for third party software royalties. Deferred revenue at June 30, 1996 fell $1,132,000 from March 31, 1996, as the Company earned, and therefore recognized as revenue, certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the quarter ended June 30, 1996 exceeded the amount of actual payments collected during the period, causing the balance in deferred revenue to decline. The significant change in the Company's deferred revenue balance during the quarter was attributable primarily to the recognition as revenue of $1,673,000 in connection with the restructuring of an OEM license agreement for which there had been a non-refundable, prepaid royalty balance. Other current liabilities increased $273,000 from March 31, 1996 to June 30, 1996 as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Lease obligations decreased $87,000 from March 31, 1996 to June 30, 1996, as monthly lease payments amortized outstanding principal balances.

Future Operating Results

         Since its inception in 1983, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At June 30, 1996, the Company had an accumulated deficit of $43.5 million, and had incurred operating losses of approximately $9.9 million, $10.2 million, and $7.9 million in the fiscal years ended March 31, 1996, 1995 and 1994, respectively. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1997. The Company's plans to achieve profitability include focusing on the mobile segment of the CCD market in the near term, establishing additional relationships with CCD manufacturers, continuing to enhance the Company's GEOS system software, and offering CCD aftermarket services and products. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the emergence of the CCD market, the Company's ability to establish licensing relationships with leading CCD hardware manufacturers, the introduction by those manufacturers of successful CCDs, and the Company's ability to achieve and maintain a competitive advantage.

         Limited retail sales of first generation CCDs incorporating the Company's software have adversely affected, and will continue to adversely affect, the amount of license revenue realized by the Company. The limited sales to date indicate a slow adoption rate for the device category, which has had and will continue to have a material adverse effect on the Company's operating results. In particular, the Casio Z-7000, a first generation personal digital assistant which was based upon the Company's GEOS system software and introduced in 1994, achieved only modest unit sales. Sharp Electronics Corporation and Toshiba Corporation each developed a GEOS-based device, and subsequently elected to cancel introduction of such devices into the market. License revenue from the education CCD market fell short of Company expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. The Brother Ensemble, a personal desktop publishing system, and the Hewlett-Packard OmniGo 100, a second generation electronic organizer, both contain the Company's software and were both introduced during calendar year 1995. However, it is not clear these devices will make a significant favorable contribution to the Company's operating results based upon unit shipments reported to date. Many factors relating to these and other CCDs are not within the control of the Company, and there can be no assurance as to the timing of release or success of any such products, the impact they may have on adoption rates within the CCD market, or the effect they may have on the Company's operating results.

         Because the Company has focused its development resources towards products in the mobile segment of the CCD market, its efforts to develop products for other CCD market segments have been deferred indefinitely. Ultimately, the Company expects that its long-term results will depend upon its success in developing and marketing aftermarket products and services that operate on GEOS-based CCDs. There can be no assurance that the CCD market will evolve as anticipated or that the Company will be able to develop and market aftermarket products and services successfully in order to execute its business plan.

         The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant CCD market participants; the introduction and market acceptance of new GEOS-based CCDs by these participants; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources towards product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for CCDs and for related software products and services, as well as by the general state of the domestic and global economies. The Company expects the CCD market to be characterized by significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

         Because the Company recognizes royalty-based license revenue upon receipt of quarterly sales reports from licensees of its software, the timing of the Company's revenues is also affected by the timing of receipt of these reports. The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructurings or terminations have accounted for in the past, and could account for in the future, a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized. Shortfalls in the Company's revenues or results of operations in comparison with levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company' stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to the Company's specific performance.

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the Company's future plans, capital needs and operating results, the acceptance of the activities and products of the Company and its partners in the CCD market, the extent of the Company's investment in research and development in future periods, and the development of the CCD market in general. Actual events and results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those risk factors set forth in the preceding five paragraphs and elsewhere in this report, especially those regarding the Company's operating results and future activities and those regarding the CCD market itself.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              10.33 Amendment Number One to Collateral License Agreement (CLA) Number A92267-00; Amendment Number Four to Description of Licensed Work (DLW) Agreement Number A92407-00 to said CLA; and Amendment Number Three to Statement of Work Agreement Number A92377-00, effective as of April 17, 1996*

              10.34 Addendum Number Two to Technology License Agreement between the Company and Brother International Corporation, effective as of June 28, 1996*

              *       Confidential treatment requested.

         b)   Reports on Form 8-K

              No reports on Form 8-K were filed in this quarter.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date: August   , 1996
             --

                                        GEOWORKS






                                        by: /s/ Daniel L. Sicotte
                                        --------------------------------------

                                        Daniel L. Sicotte
                                        Treasurer
                                        (Duly Authorized Officer and Principal
                                        Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                                TABLE OF CONTENTS



Exhibit No.       Description

10.33 Amendment Number One to Collateral License Agreement (CLA) Number A92267-00; Amendment Number Four to Description of Licensed Work (DLW) Agreement Number A92407-00 to said CLA; and Amendment Number Three to Statement of Work Agreement Number A92377-00, effective as of April 17, 1996*

10.34 Addendum Number Two to Technology License Agreement between the Company and Brother International Corporation, effective as of June 28, 1996*


*                 Confidential treatment requested.