Form 10-Q
period 1996-09-30
GEOWORKS /CA/
filed 1996-11-13
CIK 922285

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996

[    ]  Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________to __________.

Commission file number 0-23926

                                    GEOWORKS
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             CALIFORNIA                                  94-2920371
   -------------------------------                   -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                   94501
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip code)


                                  510-814-1660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.          [ X ] Yes [  ] No

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

COMMON STOCK, NO PAR VALUE: 14,049,617 SHARES AS OF SEPTEMBER 30, 1996

                                    GEOWORKS

                                     INDEX

                                                                                               Page
                                                                                               ----
Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets:  September 30, 1996 and March 31, 1996            2

         Condensed consolidated statements of operations:  Three and six months ended
         September 30, 1996 and September 30, 1995                                                3

         Condensed consolidated statements of cash flows: Six months ended
         September 30, 1996 and September 30, 1995                                                4

         Notes to condensed consolidated financial statements                                     5

    Item 2.  Management's discussion and analysis of financial condition and results
         of operations                                                                         6-10

Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security Holders                                 11

    Item 6.  Exhibits and Reports on Form 8-K                                                    12

Signature                                                                                        13

                        PART 1     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS


                                    GEOWORKS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)


                                                       Sept. 30,        March 31,
                                                         1996             1996
                                                       --------         --------
 ASSETS
 Current assets
      Cash and cash equivalents                         $ 5,004          $10,765
      Marketable securities                              37,936           39,625
      Prepaid expenses and other current assets             666              216
                                                        -------          -------
           Total current assets                          43,606           50,606
 Furniture and equipment, net                             3,117            2,132
 Other assets                                               160              160
                                                        -------          -------
                                                        $46,883          $52,898
                                                        =======          =======

 LIABILITIES AND SHAREHOLDERS'  EQUITY
 Current liabilities
      Accounts payable and accrued liabilities          $ 1,396          $ 1,240
      Deferred revenue                                    3,411            5,529
      Other current liabilities                             899              707
                                                        -------          -------
           Total current liabilities                      5,706            7,476
 Other liabilities                                          772              965
                                                        -------          -------
      Total liabilities                                   6,478            8,441
 Shareholders' equity                                    40,405           44,457
                                                        -------          -------
                                                        $46,883          $52,898
                                                        =======          =======



                             See accompanying notes

                                    GEOWORKS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)


                                                  Three Months Ended           Six Months Ended
                                               ------------------------     -----------------------
                                               Sept. 30,      Sept. 30,     Sept. 30,      Sept. 30,
                                                 1996           1995           1996           1995
                                               -------        -------        -------        -------
Net revenues:
     License revenue and product sales         $ 1,186        $   875        $ 3,427        $ 1,160
     Research and development fees                 745             75            933            175
     Service revenue                               100              -            100              -
                                               -------        -------        -------        -------
          Total net revenues                     2,031            950          4,460          1,335

Operating expenses:
     Cost of license revenue and product sales      27             24             99             40
     Sales and marketing                         1,679            928          3,050          1,892
     Research and development                    2,883          1,917          5,632          3,719
     General and administrative                    958            560          1,656          1,078
                                               -------        -------        -------        -------
          Total operating expenses               5,547          3,429         10,437          6,729
                                               -------        -------        -------        -------
Operating loss                                  (3,516)        (2,479)        (5,977)        (5,394)

Other income (expense):
     Interest income                               715            147          1,290            266
     Interest expense                              (36)           (39)           (81)           (83)
                                               -------        -------        -------        -------
Loss before income taxes                        (2,837)        (2,371)        (4,768)        (5,211)

Provision for income taxes                           -              -              -              -
                                               -------        -------        -------        -------
Net loss                                       $(2,837)       $(2,371)       $(4,768)       $(5,211)
                                               =======        =======        =======        =======

Net loss per share                             $ (0.20)       $ (0.21)       $ (0.34)       $ (0.46)
                                               =======        =======        =======        =======
Shares used in per share computation            14,039         11,401         14,004         11,352
                                               =======        =======        =======        =======



                             See accompanying notes

                                    GEOWORKS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)


                                                                              Six Months Ended
                                                                          -------------------------
                                                                          Sept. 30,       Sept. 30,
                                                                            1996            1995
                                                                          --------        ---------
Operating activities:
       Net loss                                                           $(4,768)        $(5,211)
       Adjustments to reconcile net loss to net cash used in
         operating activities
           Depreciation and amortization                                      634             533
           Changes in operating assets and liabilities                     (2,280)           (785)
                                                                          -------         -------
Net cash used in operating activities                                      (6,414)         (5,463)
                                                                          -------         -------
Investing activities:
       Purchases of furniture and equipment                                (1,531)           (335)
       Sales of marketable securities                                       1,689           4,681

      Other                                                                   (41)            101
                                                                          -------         -------
Net cash provided by investing activities                                     117           4,447
                                                                          -------         -------
Financing activities:
       Proceeds from sale/leaseback of equipment                                -             206
       Payments of obligations under capital leases                          (133)           (101)
       Net proceeds from issuance of common stock                             669             247
                                                                          -------         -------
Net cash provided by financing activities                                     536             352
                                                                          -------         -------
Net decrease in cash and cash equivalents                                  (5,761)           (664)
Cash and cash equivalents at beginning of period                           10,765           1,788
                                                                          -------         -------
Cash and cash equivalents at end of period                                $ 5,004         $ 1,124
                                                                          =======         =======

                             See accompanying notes

                                    GEOWORKS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months and six months ended September 30, 1996 and 1995 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996. The results of operations for the three months and six months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues

         Net revenues for the six months ended September 30, 1996 increased $3,125,000, or 234%, compared to the six months ended September 30, 1995. License revenue and product sales increased between the two periods by $2,267,000, or 195%, due primarily to the restructuring of two OEM license agreements in the current fiscal year for which there were non-refundable, prepaid royalty balances. The prepaid balances related to these agreements had been recorded as deferred revenue, and had not yet been fully amortized at the time the agreements were restructured. Revenue recognized upon the restructuring of these two agreements was included in license revenue and product sales, and accounted for $2,234,000, or 65%, of the Company's license revenue and product sales during the six months ended September 30, 1996. For the corresponding period of the previous fiscal year, revenue resulting from the restructuring of OEM license agreements amounted to $675,000.

         In addition to revenue recognized upon the restructuring of license agreements, license revenue and product sales for the six months ended September 30, 1996 included $743,000 of source code license fees paid by an OEM customer. Revenues associated with source code license fees and license agreement restructurings are non-recurring. As a result of these one-time events, revenues for the six months ended September 30, 1996 are not indicative of revenues to be recognized in future periods. The remainder of license revenue and product sales during the six months ended September 30, 1996 consisted of royalties on units sold by OEM licensees and royalties from software republishers.

          Revenue related to research and development fees for the six months ended September 30, 1996 increased $758,000, or 433%, compared to the corresponding period of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage of completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged.

         Service revenue increased $100,000 for the six months ended September 30, 1996 compared to the corresponding period of the previous fiscal year. Service revenue represents amounts earned for the support and maintenance of software pursuant to contracts with OEM licensees.

         For the three months ended September 30, 1996, net revenues increased $1,081,000, or 114%, compared to the corresponding period of the previous fiscal year. License revenue and product sales increased $311,000, or 36%, principally due to source code license fees received and recognized as revenue during the three months ended September 30, 1996. Research and development fees increased $670,000, or 893%, while service revenue increased by $100,000 in the three months ended September 30, 1996, compared to the corresponding period of the previous fiscal year.

Operating Expenses

         Cost of Revenues. The Company's gross margin percentage was 98% for the six months ended September 30, 1996 and 97% for the corresponding period of the previous fiscal year. Gross margin percentage was 99% for the quarter ended September 30, 1996, and 97% for the corresponding quarter of the previous fiscal year. Cost of revenues for all periods presented consisted of license payments to third parties for software that is incorporated into the Company's software.

          Sales and Marketing. Sales and marketing expense increased $1,158,000, or 61%, for the six month period ended September 30, 1996, and $751,000, or 81%, for the three month period ended September 30, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases resulted from the Company's expanded efforts in pursuit of opportunities in the consumer computing device (CCD) market. As this market has evolved, the Company has dedicated additional resources towards content and services for wireless devices, and has also broadened its services to VARs and
other outside developers of software for the CCD market.   To support these
activities, staffing and related costs for travel, benefits, and facilities increased in the three month and six month periods ended September 30, 1996, as compared to the corresponding periods of the previous fiscal year.

         Research and Development. Research and development expense increased $1,913,000, or 51%, for the six month period ended September 30, 1996, and $966,000, or 50%, for the three month period ended September 30, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases were due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. The Company expects that research and development expense will continue to increase in future periods, as the Company expands its efforts to develop products for the emerging CCD market.

         General and Administrative. General and administrative expense increased $578,000, or 54%, for the six month period ended September 30, 1996, and $398,000, or 71%, for the three month period ended September 30, 1996, in comparison with the corresponding periods of the previous fiscal year. Higher costs for compensation and recruiting were primarily responsible for these increases.


Other Income (Expense)

         Interest income rose $1,024,000, or 385%, for the six month period ended September 30, 1996, and $568,000, or 386%, for the three month period ended September 30, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases were attributable to the significantly higher balances available to the Company for short-term investment as a direct result of the Company's secondary public offering of common stock and concurrent sale of common stock to a private investor in November 1995. These concurrent equity offerings raised over $40 million for the Company.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $42.9 million at September 30, 1996 from $50.4 million at March 31, 1996. This decrease of $7.5 million resulted primarily from the use of cash during the period of $6.4 million for operating activities and $1.5 million for the purchase of furniture and equipment. The Company expects to incur additional substantial losses at least through its fiscal year ending March 31, 1997, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the fiscal year.

         Prepaid expenses and other current assets increased $450,000 from March 31, 1996 to September 30, 1996 due to increases in the balance of prepaid insurance premiums in connection with the Company's directors and officers liability insurance coverage. Furniture and equipment, net of depreciation, increased $985,000 from March 31, 1996 to September 30, 1996, due to furniture and equipment purchases for new employees, leasehold improvements related to office expansions, and ongoing enhancements to the Company's computer equipment used for research and development. Accounts payable and accrued liabilities increased $156,000 at September 30, 1996 as compared to March 31, 1996, principally because of higher accrual balances in the current fiscal year for marketing events and for expenses in connection with the Company's secondary offering common stock in November 1995. Deferred revenue at September 30, 1996 fell $2,118,000 from March 31, 1996, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the six month period ended September 30, 1996 exceeded the amount of actual payments collected during the period, causing the balance in deferred revenue to decline. The significant decrease in the Company's deferred revenue balance during the period was attributable primarily to the recognition as revenue of $2,234,000 in connection with the restructuring of two OEM license agreements for which there had been non-refundable, prepaid royalty balances outstanding at the time of the restructuring. Other current liabilities increased $192,000 from March 31, 1996 to September 30, 1996 as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Lease obligations decreased $193,000 from March 31, 1996 to September 30, 1996, as monthly lease payments amortized outstanding principal balances.

Future Operating Results

         Since its inception in 1983, the Company has incurred significant losses, has had substantial negative cash flow, and has realized limited revenues. At September 30, 1996, the Company had an accumulated deficit of $46.4 million, and had incurred operating losses of approximately $9.9 million, $10.2 million, and $7.9 million in the fiscal years ended March 31,

1996, 1995 and 1994, respectively, and $4.8 million in the six month period ended September 30, 1996. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1997, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing on the mobile segment of the CCD market in the near term, establishing additional relationships with CCD manufacturers, continuing to enhance the Company's GEOS system software, and offering CCD aftermarket services and products. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the emergence of the CCD market, the Company's ability to establish licensing relationships with leading CCD hardware manufacturers, the introduction by those manufacturers of successful CCDs, and the Company's ability to achieve and maintain a competitive advantage.

         Limited retail sales of first generation CCDs incorporating the Company's software have adversely affected, and will continue to adversely affect, the amount of license revenue realized by the Company. The limited sales to date indicate a slow adoption rate for the device category, which has had and will continue to have a material adverse effect on the Company's operating results. In particular, the Casio Z-7000, a first generation personal digital assistant which was based upon the Company's GEOS system software and introduced in 1994, achieved only modest unit sales. Sharp Electronics Corporation and Toshiba Corporation each developed a GEOS-based device, and subsequently elected to cancel introduction of such devices into the market. License revenue from the education CCD market fell short of Company expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. The Brother Ensemble, a personal desktop publishing system, and the Hewlett-Packard OmniGo 100, a second generation electronic organizer, both contain the Company's software and were both introduced during calendar year 1995. To date, however, royalties earned on reported unit shipments of these products have not made a significant favorable contribution to the Company's operating results. In August 1996, Nokia Mobile Phones released a digital cellular telephone ("smart phone") in selected geographic markets which incorporates the Company's software. It is unclear, however, what effect this new product will have on the Company's reported royalties or CCD adoption rates. Many factors relating to the market introduction and promotion of these and other CCDs are not within the control of the Company, and there can be no assurance as to the timing of release or success of any such products, the impact they may have on adoption rates within the CCD market, or the effect they may have on the Company's operating results.

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

         The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructurings or terminations have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

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

                          PART 2     OTHER INFORMATION

ITEM 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company held its Annual Meeting of Shareholders on August 21, 1996.

(b) The Company's Board of Directors is elected at each Annual Meeting of Shareholders. The Directors elected at the meeting were: Brian P. Dougherty, Bruce W. Dunlevie, Gordon E. Mayer, Harry W. McKinney, Reijo Paajanen, Eric E. Schmidt, Clive G. Smith, and R. Duff Thompson.

(c) The matters described below were voted on at the Annual Meeting of Shareholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.

         1. To elect directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected.


         NOMINEE                            FOR                    WITHHELD            NOT VOTED
         -------                            ---                   ----------           ---------
         Brian P. Dougherty              12,036,111                 22,770             1,944,277
         Bruce W. Dunlevie               12,045,061                 13,820             1,944,277
         Gordon E. Mayer                 12,045,611                 13,270             1,944,277
         Harry W. McKinney               12,045,111                 13,770             1,944,277
         Reijo Paajanen                  12,045,411                 13,470             1,944,277
         Eric E. Schmidt                 12,045,611                 13,270             1,944,277
         Clive G. Smith                  12,017,472                 41,409             1,944,277
         R. Duff Thompson                12,041,985                 16,896             1,944,277

         2. To approve an amendment to the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 650,000 shares.

                                            FOR                  OPPOSED              NOT VOTED
                                            ---                  -------              ---------
           Common Stock                  10,018,592              1,860,597             2,123,969


         3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1997.

                                            FOR                   OPPOSED              NOT VOTED
                                            ---                   -------              ---------
         Common Stock                    12,046,784                6,621               1,949,753

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits

             10.03   1994 Stock Plan and Form of Stock Option Agreement

             10.35   Supplemental Stock Option Plan *

             10.36 Technology License Agreement between NEC Corporation and Geoworks, dated September 9, 1996 **

             10.37 Amendment Number One to Technology License Agreement between Sharp Corporation and Geoworks, dated September 13, 1996

             27.1    Financial Data Schedule


         b)  Reports on Form 8-K

             No reports on Form 8-K were filed in the quarter ended September 30, 1996.




             * Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-09569), effective August 5, 1996

             **   Confidential treatment requested as to portions thereof

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November  13 , 1996


                                       GEOWORKS




                                       by:  /s/ Daniel L. Sicotte
                                          --------------------------------
                                          Daniel L. Sicotte
                                          Treasurer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                               TABLE OF CONTENTS


Exhibit No.      Description
-----------      -----------
10.03        1994 Stock Plan and Form of Stock Option Agreement

10.35        Supplemental Stock Option Plan *

10.36 Technology License Agreement between NEC Corporation and Geoworks, dated September 9, 1996 **

10.37        Amendment Number One to Technology License Agreement between Sharp
             Corporation and Geoworks,  dated September 13, 1996

27.1         Financial Data Schedule





* Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8 (File No. 333-09569), effective August 5, 1996

**     Confidential treatment requested as to portions thereof