Form 10-Q
period 1996-12-31
GEOWORKS /CA/
filed 1997-02-10
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from         to                   .

Commission file number 0-23926

                                    GEOWORKS
             (Exact name of registrant as specified in its charter)

               CALIFORNIA                                     94-2920371
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                         94501
(Address of principal executive offices)                      (Zip code)

                                  510-814-1660
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)


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

COMMON STOCK, NO PAR VALUE: 14,094,972 SHARES AS OF DECEMBER 31, 1996

                                    GEOWORKS

                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: December 31, 1996 and March 31, 1996                  2

         Condensed consolidated statements of operations:  Three and nine months ended
         December 31, 1996 and December 31, 1995                                                      3

         Condensed consolidated statements of cash flows: Nine months ended
         December 31, 1996 and December 31, 1995                                                      4

         Notes to condensed consolidated financial statements: December 31, 1996                      5

     Item 2.  Management's discussion and analysis of financial condition and results
         of operations                                                                             6-11

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                       12

Signature                                                                                            13

                          PART 1-FINANCIAL INFORMATION

ITEM 1-FINANCIAL STATEMENTS


                                    GEOWORKS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)

                                                  Dec. 31,              March 31,
                                                    1996                  1996
                                                 -----------           -----------
ASSETS
Current assets
     Cash and cash equivalents                     $ 4,727               $10,765
     Marketable securities                          34,794                39,625
     Prepaid expenses and other current assets         459                   216
                                                   -------               -------
          Total current assets                      39,980                50,606
Furniture and equipment, net                         3,055                 2,132
Other assets                                           160                   160
                                                   -------               -------
                                                   $43,195               $52,898
                                                   =======               =======

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities      $ 1,621               $ 1,240
     Deferred revenue                                1,366                 5,529
     Other current liabilities                       1,025                   707
                                                   -------               -------
          Total current liabilities                  4,012                 7,476
Other liabilities                                      658                   965
                                                   -------               -------
     Total liabilities                               4,670                 8,441
Shareholders' equity                                38,525                44,457
                                                   -------               -------
                                                   $43,195               $52,898
                                                   =======               =======



                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                                      Three Months Ended           Nine Months Ended
                                                 --------------------------   -------------------------
                                                   Dec. 31,      Dec. 31,      Dec. 31,      Dec. 31,
                                                     1996          1995          1996          1995
                                                   --------      --------      --------      --------
Net revenues:
     License revenue and product sales             $  2,733      $  2,842      $  6,160      $  4,002
     Research and development fees                      371            25         1,304           200
     Service revenue                                    100          --             200          --
                                                   --------      --------      --------      --------
          Total net revenues                          3,204         2,867         7,664         4,202

Operating expenses:
     Cost of license revenue and product sales          210            65           309           105
     Sales and marketing                              1,723         1,070         4,773         2,962
     Research and development                         3,084         1,945         8,716         5,664
     General and administrative                         738           781         2,394         1,859
                                                   --------      --------      --------      --------
          Total operating expenses                    5,755         3,861        16,192        10,590
                                                   --------      --------      --------      --------

Operating loss                                       (2,551)         (994)       (8,528)       (6,388)

Other income (expense):
     Interest income                                    488           397         1,778           663
     Interest expense                                   (38)          (49)         (119)         (132)
                                                   --------      --------      --------      --------
Loss before income taxes                             (2,101)         (646)       (6,869)       (5,857)

Provision for income taxes                               55          --              55          --
                                                   --------      --------      --------      --------
Net loss                                           $ (2,156)     $   (646)     $ (6,924)     $ (5,857)
                                                   ========      ========      ========      ========

Net loss per share                                 $  (0.15)     $  (0.05)     $  (0.49)     $  (0.49)
                                                   ========      ========      ========      ========

Shares used in per share
computation                                          14,077        12,939        14,028        11,881
                                                   ========      ========      ========      ========



                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                              ----------------------------
                                                               Dec. 31,          Dec. 31,
                                                                 1996              1995
                                                               --------          --------
Operating activities:
     Net loss                                                  $ (6,924)         $ (5,857)
     Adjustments to reconcile net loss to net cash used in
     operating activities
         Depreciation and amortization                              955               793
         Changes in operating assets and liabilities             (3,797)           (2,505)
                                                               --------          --------
Net cash used in operating activities                            (9,766)           (7,569)
                                                               --------          --------

Investing activities:
     Purchases of furniture and equipment                        (1,768)             (728)
     Sales (purchases) of marketable securities                   4,832           (33,499)
     Other                                                           --               115
                                                               --------          --------
Net cash provided by (used in) investing activities               3,064           (34,112)
                                                               --------          --------

Financing activities:
     Proceeds from sale/leaseback of equipment                       --               288
     Payments of obligations under capital leases                  (207)             (161)
     Net proceeds from issuance of common stock                     871            44,895
                                                               --------          --------
Net cash provided by financing activities                           664            45,022
                                                               --------          --------

Net increase in cash and cash equivalents                        (6,038)            3,341
Cash and cash equivalents at beginning of period                 10,765             1,788
                                                               --------          --------
Cash and cash equivalents at end of period                     $  4,727          $  5,129
                                                               ========          ========

                             See accompanying notes

                                    GEOWORKS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months and nine months ended December 31, 1996 and 1995 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996. The results of operations for the three months and nine months ended December 31, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Results of Operations

Net Revenues

         Net revenues for the nine months ended December 31, 1996 increased $3,462,000, or 82%, compared to the nine months ended December 31, 1995. License revenue and product sales increased between the two periods by $2,158,000, or 54%, due primarily to the termination or restructuring of four OEM license agreements in the current fiscal year for which there were non-refundable, prepaid royalty balances. The prepaid balances related to these agreements had been recorded as deferred revenue, and had not yet been fully amortized at the time the agreements were terminated or restructured. Revenue recognized upon the termination or restructuring of these four agreements was included in license revenue and product sales, and accounted for $3,336,000, or 54%, of the Company's license revenue and product sales during the nine months ended December 31, 1996. For the corresponding period of the previous fiscal year, revenue resulting from the termination or restructuring of OEM license agreements amounted to $3,175,000.

         In addition to revenue recognized upon the termination or restructuring of license agreements, license revenue and product sales for the nine months ended December 31, 1996 included $1,071,000 of source code license fees paid by an OEM customer. Revenues associated with source code license fees and with the termination or restructuring of OEM license agreements are non-recurring. As a result of these and other non-recurring revenues, revenues for the nine months ended December 31, 1996 are not indicative of revenues to be recognized in future periods. The remainder of license revenue and product sales during the nine months ended December 31, 1996 consisted primarily of royalties on units sold by OEM licensees.

          Revenue related to research and development fees for the nine months ended December 31, 1996 increased $1,104,000, or 552%, compared to the corresponding period of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage of completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged.

         Service revenue increased $200,000 for the nine months ended December 31, 1996 compared to the corresponding period of the previous fiscal year. Service revenue represents amounts earned for the support and maintenance of software pursuant to contracts with OEM licensees.

         For the three months ended December 31, 1996, net revenues increased $337,000, or 12%, compared to the corresponding period of the previous fiscal year. License revenue and product sales declined $109,000, or 4%, principally due to lower revenues in the current quarter revenues from the termination or restructuring of OEM license agreements. Research and development fees increased $346,000 and service revenue increased $100,000 in the three months ended December 31, 1996, compared to the corresponding period of the previous fiscal year.


Operating Expenses

         Cost of Revenues. The Company's gross margin percentage was 96% for the nine months ended December 31, 1996 and 98% for the corresponding period of the previous fiscal year. Gross margin percentage was 93% for the three months ended December 31, 1996, and 98% for the corresponding three months of the previous fiscal year. Cost of revenues for all periods presented consisted principally of license payments to third parties for software that is incorporated into the Company's software. The Company anticipates that gross margin percentages would decline gradually in the event that OEM unit shipments increase and royalty revenues come to represent a greater share of total revenues.

          Sales and Marketing. Sales and marketing expense increased $1,811,000, or 61%, for the nine months ended December 31, 1996, and $653,000, or 61%, for the three months ended December 31, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases resulted from the Company's expanded efforts in pursuit of opportunities in the market for mobile communications devices. As this market has evolved, the Company has dedicated additional resources towards the design and marketing of content and services for wireless devices, and has also broadened its services to VARs and other outside developers of software for the market. To support these activities, staffing and related costs for travel, benefits, and facilities increased in the three month and nine month periods ended December 31, 1996, as compared to the corresponding periods of the previous fiscal year.

         Research and Development. Research and development expense increased $3,052,000, or 54%, for the nine months ended December 31, 1996, and $1,139,000, or 59%, for the three months ended December 31, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases were due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. The Company expects that research and development expense will continue to increase in future periods, as the Company expands its efforts to develop products for the emerging market for mobile communications devices.

         General and Administrative. General and administrative expense increased $535,000, or 29%, for the nine months ended December 31, 1996, in comparison with the corresponding period of the previous fiscal year. Higher costs for compensation, recruiting, and outside services were primarily responsible for this increase. General and administrative expense declined $43,000, or 6%, in the three months ended December 31, 1996, in comparison with the corresponding period of the previous fiscal year.


Other Income (Expense)

         Interest income rose $1,115,000, or 168%, for the nine months ended December 31, 1996, and $91,000, or 23%, for the three months ended December 31, 1996, in comparison with the corresponding periods of the previous fiscal year. These increases were attributable to the significantly higher balances available to the Company for short-term investment as a direct result of the Company's secondary public offering of common stock and concurrent sale of common stock to a private investor in November 1995. These concurrent equity offerings raised over $40 million for the Company.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $39.5 million at December 31, 1996 from $50.4 million at March 31, 1996. This decrease of $10.9 million resulted primarily from the use of cash during the period of $9.8 million for operating activities and $1.8 million for the purchase of furniture and equipment, offset by the net receipt of approximately $700,000 through equity and lease financing activities . The Company expects to incur additional substantial losses at least through its fiscal year ending March 31, 1997, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through its fiscal year ending March 31, 1998.

         Prepaid expenses and other current assets increased $243,000 from March 31, 1996 to December 31, 1996 due to increases in the balance of prepaid insurance premiums in connection with the Company's directors and officers liability insurance coverage. Furniture and equipment, net of depreciation, increased $923,000 from March 31, 1996 to December 31, 1996, due to furniture and equipment purchases for new employees, leasehold improvements related to office expansions, and ongoing enhancements to the Company's computer equipment used for research and development. Accounts payable and accrued liabilities increased $381,000 at December 31, 1996 as compared to March 31, 1996, principally because of higher accrual balances in the current fiscal year for marketing events and for license payments due to third parties. Deferred revenue at December 31, 1996 fell $4,163,000 from March 31, 1996, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the nine months ended December 31, 1996 exceeded the amount of any payments collected during the period, causing the balance in deferred revenue to decline significantly. The significant decrease in the Company's deferred revenue balance during the period was attributable primarily to the recognition as revenue of $3,336,000 in connection with the termination or restructuring of four OEM license agreements for which there had been non-refundable, prepaid royalty balances outstanding at the time of the termination or restructuring. Other current liabilities increased $318,000 from March 31, 1996 to December 31, 1996 as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Lease obligations decreased $307,000 from March 31, 1996 to December 31, 1996, as monthly lease payments amortized outstanding principal balances.

Future Operating Results

         Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative cash flow. At December 31, 1996, the

Company had an accumulated deficit of $48.5 million, and had incurred operating losses of approximately $9.9 million, $10.2 million, and $7.9 million in the fiscal years ended March 31, 1996, 1995 and 1994, respectively, and $6.9 million during the nine months ended December 31, 1996. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1997, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the "smart phone" segment of the market for mobile communications devices. The Company's objective is to establish its GEOS system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing an array of products and services to the installed base of GEOS-based devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of the smart phone market segment, the Company's ability to establish licensing relationships with leading smart phone hardware manufacturers, the introduction by those manufacturers of successful smart phone products, the emergence of wireless content and services for smart phones to spur demand and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage.

         Prior to the emergence of the smart phone market, the Company licensed its GEOS operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, have achieved only modest unit sales to date. As a result of the slow adoption rates in these device categories, the Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. The Casio Z-7000, a first-generation personal digital assistant based upon the Company's GEOS system software, has been discontinued. Sharp and Toshiba have each developed a non-communicating GEOS-based device and subsequently elected to cancel introduction of such devices in to the market. Other market participants have announced restructurings of their efforts relating to similar products. In addition, sales of low-cost, GEOS-based educational computer systems fell short of the Company's expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. During calendar year 1995, Brother released the Ensemble, a personal desktop publishing system, and Hewlett-Packard announced and shipped its OmniGo 100, a second generation electronic organizer. Both of these products are based on the GEOS system software. Royalty revenues earned on reported unit shipments of these products, however, have been modest to date, and it is unlikely that they will ever make a significant favorable contribution to the Company's operating results. Collectively, these third-party product discontinuances and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal year and previous fiscal years.

         In August 1996, Nokia Mobile Phones released in selected geographic markets a smart phone which incorporates the Company's software. Although this device has been well received since its introduction, it is unclear what effect in the long term this new product will have on the Company's reported royalties or the adoption rate of smart phones. Many factors relating to the market introduction and promotion of smart phone and other products are not within the control of the Company, and there can be no assurance as to the timing of release or success of any such products, the impact they may have on adoption rates within their respective markets, or the effect they may have on the Company's operating results.

         The Company's efforts are currently concentrated on developing and marketing operating system software for use in mobile communicating devices. The Company's success depends both upon the development of a new market for these products and upon the adoption of the Company's GEOS system software as an accepted operating system standard for such devices. Although the market for cellular telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance. The development of the smart phone market, like that of other computer and consumer electronics markets, is dependent upon the simultaneous development of a substantial infrastructure of related and supporting products and services, including hardware and software products, distribution channels and services, communications services and support and repair services. The Company has only limited influence over and, therefore, is substantially dependent upon, the activities of third parties for the development of this infrastructure. In addition, the Company's long-term results will depend upon its success in developing and marketing aftermarket wireless content products and services that operate on GEOS-based smart phones. There can be no assurance, however, that the wireless content and services market will develop as anticipated or that the Company will be able to execute its business plan successfully.

         The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction and market acceptance of new GEOS-based smart phones by these participants; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources towards product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic and global economies. The Company expects the smart phone market could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

         The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructuring or termination have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

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

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the Company's future plans, capital needs and operating results, the acceptance of the activities and products of the Company and its partners in the market for mobile communications devices, the extent of the Company's investment in research and development in future periods, and the development of the market for mobile communications devices in general. Actual events and results could differ materially from those projected in the forward-looking statements as a result of a variety of factors, including those risk factors set forth in the preceding seven paragraphs and elsewhere in this report, especially those regarding the Company's operating results and future activities and those regarding the market for mobile communications devices.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  10.38 Amendment Number One to Software License Agreement dated December 5, 1996 between Casio Computer Co., Ltd. and Geoworks

                  10.39 Amendment Number Four to Corporate Technology Agreement between the Company and Toshiba Corporation**

                   27.1    Financial Data Schedule

                           ** Confidential treatment requested as to portions
                              thereof.




         b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February     , 1997
                                         GEOWORKS




                                         by:   /s/   Daniel L. Sicotte
                                         ------------------------------
                                         Daniel L. Sicotte
                                         Treasurer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.   Description                                Sequential Page Number
-----------   -----------                                ----------------------



         10.38 Amendment Number One to Software License Agreement dated December 5, 1996 between Casio Computer Co., Ltd. and Geoworks

         10.39 Amendment Number Four to Corporate Technology Agreement between the Company and Toshiba Corporation **

         27.1     Financial Data Schedule


                    ** Confidential treatment requested as to portions thereof