Form 10-Q/A
period 1996-09-30
GEOWORKS /CA/
filed 1997-04-02
CIK 922285

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                  FORM 10-Q/A

[x] Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
        __________.

Commission file number 0-23926

                                    GEOWORKS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                    94-2920371
--------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                     94501
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

                                  510-814-1660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                    GEOWORKS

                                     INDEX


                                                                  Page
                                                                  ----
        Part II. Other Information

           Item 6. Exhibits and Reports on form 8-K                2

        Signature                                                  3


        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

             a) Exhibits

                10.35 Supplemental Stock Option Plan*

                10.36 Technology License Agreement between NEC Corporation and Geoworks, dated September 9, 1996 ###


             b) Reports on Form 8-K

                No reports on Form 8-K were filed in the quarter ended September 30, 1996.



              * Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form S-8
                   (File No. 333-09569), effective August 5, 1996

              ###  Confidential treatment requested as to portions thereof

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: April 2, 1997
                              GEOWORKS


                              by: /s/ Daniel L. Sicotte
                              ----------------------------------
                              Daniel L. Sicotte
                              Treasurer
                              (Duly Authorized Officer and
                              Principal Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                               TABLE OF CONTENTS

Exhibit No.      Description
-----------      -----------

10.35            Supplemental Stock Option Plan*

10.36 Technology License Agreement between NEC Corporation and Geoworks, dated September 9, 1996 ###

                 * Incorporated by reference to the exhibit filed with the
                   Registrant's Registration Statement on Form S-8
                   (File No. 333-09569), effective August 5, 1996

                 ### Confidential treatment requested as to portions thereof