Form 10-Q/A
period 1996-12-31
GEOWORKS /CA/
filed 1997-04-02
CIK 922285

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-Q/A

[x] Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly ended DECEMBER 31, 1996
                                                        -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from            to
                                                   ------------  ------------.

Commission file number 0-23926

                                    GEOWORKS
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                             94-2920371
 ------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                          94501
 ------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


                                  510-814-1660
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
 ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                                    GEOWORKS

                                     INDEX

Part II. Other Information                                       Page
                                                                 ----

  Item 6. Exhibits and Reports on Form 8-K                         2

Signature                                                          3

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)  Exhibits

         10.10 Software License Agreement between Canon Business Machines, Inc. and Geoworks dated April 5, 1993 ###

                ### Confidential treatment requested as to portions thereof.


     b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Date: April 2, 1997

                                       GEOWORKS



                                       by:  /s/ Daniel L. Sicotte
                                       -----------------------------------

                                       Daniel L. Sicotte
                                       Treasurer
                                       (Duly Authorized Officer and Principal
                                       Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                               TABLE OF CONTENTS




EXHIBIT NO.     DESCRIPTION                                             SEQUENTIAL PAGE NUMBER
-----------     -----------                                             ----------------------

10.10           Software License Agreement between Canon Business
                Machines, Inc. and Geoworks dated April 5, 1993 ###


        ### Confidential treatment requested as to portions thereof