Form 10-K
period 1997-03-31
GEOWORKS /CA/
filed 1997-06-26
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended MARCH 31, 1997.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from _______ to _______.

Commission file number 0-23926

                                    GEOWORKS
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1997, as reported on the Nasdaq National Market, was approximately $ 85,542,819. Shares of Common Stock held by each executive officer and director and by certain persons who own five percent (5%) or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 1997, there were 15,524,634 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1997 Annual Meeting of Shareholders to be held on August 19, 1997 are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

                                    GEOWORKS

                                TABLE OF CONTENTS

                                                                                    Page
                                                                                    ----
                                     PART 1

Item 1     Business                                                                     5
Item 2     Properties                                                                  26
Item 3     Legal Proceedings                                                           27
Item 4     Submission of Matters to a Vote of Security Holders                         27
Item 4A    Executive Officers of the Registrant                                        27


                                     PART 1

Item 5     Market for the Registrant's Common Equity and Related Shareholder Matters   30
Item 6     Selected Financial Data                                                     31
Item 7     Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                         34
Item 7A    Quantitative and Qualitative Disclosure About Market Risk                   38
Item 8     Financial Statements and Supplementary Data                                 39
Item 9     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure                                                  58


                                     PART 1

Item 10    Directors and Executive Officers of the Registrant                          58
Item 11    Executive Compensation                                                      58
Item 12    Security Ownership of Certain Beneficial Owners and Management              58
Item 13    Certain Relationships and Related Transactions                              58


                                     PART 1

Item 14    Exhibits, Financial Statement Schedules, and Reports on Form 8-K            59
           Signatures                                                                  66

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

    Many of the discussions in this Form 10-K are forward looking statements, within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 ("Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward looking statements. In particular, discussions of the following topics include forward looking statements: the anticipated emergence, timing and size of the market for mobile communicating devices, particularly smart phones; the Company's strategy for establishing its operating system as a standard for the smart phone market; the Company's intention to fund and complete ongoing research and development projects, including the development of a new generation of its operating system software; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; and the Company's plans to develop and market wireless content and service technologies for use by cellular operators.

    Actual results may vary significantly, due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence of a new market and on the activities of a limited number of device manufacturers, and the Company has no direct control over those activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants; (iii) development by the Company of its next generation operating system, and its wireless content and service technologies, is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products on a timely basis; (iii) widespread adoption of mobile communicating devices may depend upon the commercial availability of complementary relationships and technologies, such as cellular network infrastructure; (iv) the Company anticipates the emergence and potential impact of competitive products and services; and (v) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Risk Factors, beginning on page 20.

    Readers are cautioned not to place undue reliance on forward-looking statements contained herein, which reflect the analysis of the management of Geoworks only as of the date hereof. Geoworks does not undertake any obligation to release publicly the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.           BUSINESS

    Geoworks develops and markets operating system and application software for the emerging markets of mobile communicating devices, focusing principally on smart phones. Smart phones are next-generation, digital-cellular telephones that integrate voice and data transmission capabilities--including electronic mail, facsimile, paging and access to content and services--within one handheld device. Available in Europe since August, 1996, smart phones are targeted for availability within Asia and the United States in 1997.

    The Company's primary objective is to establish its operating system software as a leading operating system platform for the mobile communicating device market. To achieve this objective, Geoworks' Platform Software Products group has established OEM licensing relationships with a number of leading manufacturers of mobile communicating devices, including Nokia, Ericsson Mobile Communications AB ("Ericsson"), NEC, and Toshiba Corporation ("Toshiba").

    Through its Wireless Content and Services ("WCS") group, the Company's objective is to leverage its position as an operating system supplier by developing and marketing products and services to the installed base of mobile communicating devices, including but not limited to devices, both current and future, based upon the Company's operating system software. In particular, through its Wireless Content and Services group, Geoworks intends to work with wireless operators, content providers, hardware vendors and integrated service vendors to enable a complete, end-to-end solution for users of smart phones. Geoworks plans to develop and facilitate software technologies that are intended to enable cellular operators to provide mobile communicating device users with access to the rapidly growing stream of electronic content and communications, including the Internet, World-Wide Web ("WWW"), electronic mail, paging and targeted interactive content.

    Geoworks' Wireless Content and Services group has established a licensing relationship with Telecom Finland Oy. The Company is also working with NTT DoCoMo to identify opportunities for wireless content and services for the Japanese market.

    Geoworks has also previously licensed its GEOS operating system technology to manufacturers of electronic organizers and consumer computing devices, including Brother International Corporation ("Brother"), Canon Business Machines, Inc. ("Canon Business Machines"), and Hewlett-Packard Company ("Hewlett-Packard"). The Company has also in the past developed products for America Online Incorporated ("America Online"), Casio Computer Company Limited ("Casio"), International Business Machines Corporation ("IBM"), Motorola Inc.'s EMBARC Subsidiary ("Motorola"), and Sharp Electronics Corporation ("Sharp").

    Hewlett-Packard, Nokia, Novell and Toshiba have also made significant equity investments in Geoworks.

INDUSTRY BACKGROUND

Computing Market Trends

    Over the past four decades, significant new markets have emerged in the computing industry around innovative applications of microprocessor technology. During the 1960s, the introduction of powerful, multi-million dollar mainframe computers provided the ability to automate the business enterprise under the control of a few highly trained computer professionals. In the 1970s, the emergence of minicomputers, priced an order of magnitude less than mainframe computers, made computing technology available at the departmental level, though still under the control of computer professionals.

    In the 1980s, dramatically less expensive personal computers brought computing technology to the desktop, allowing individual workers to efficiently perform tasks which were previously executed only at the departmental level. The 1990s have witnessed the integration of technology in products sold to a market far broader than computer professionals. Products such as pagers, electronic organizers, and cellular telephones have begun to achieve widespread unit growth and mass market penetration among consumers. In each of the preceding computing markets, lower prices have resulted from the combination of higher microprocessor integration and more efficient system software. These lower prices have been accompanied by new distribution methods and broader customer profiles, creating opportunities for new market participants, many of whom had not been leading participants in the previous market.


The Mobile Communicating Device Market

    The Company believes that there is now emerging a significant new market based upon mobile communicating devices, such as smart cellular telephones, which combine wireless voice communications with applications and services such as fax, electronic mail, interactive content and access to the Internet and WWW. The Company believes that the mobile communicating device market will develop through the addition of data capabilities to existing voice-only cellular telephones. The Company expects these products to be designed to provide the user with greater mobility and greater access to information from a variety of sources, including cellular networks, the Internet and the WWW. For example, mobile professionals may use mobile communicating devices to stay in touch with their office through wireless communications, send and receive e-mail, schedule appointments and retrieve data.

    The Company believes the mobile communicating device market will have the following characteristics:

    Segmented Market. The Company believes that the mobile communicating device market will exhibit characteristics of both the existing cellular telephone market and the current, highly segmented consumer electronics market. Both of these markets are focused on individual users, and are characterized by diverse product offerings, significant differentiation among product lines and wide price/performance ranges within each product line. In such a market, hardware manufacturers may choose to offer a specialized method for users to control and interact with each product (a "user interface") in order to customize that product for its targeted segment. In addition, the Company believes that, within each segment of the mobile communicating device market, manufacturers will endeavor to provide differentiated devices and services that will avoid replicating the commodity nature of the PC hardware market.

    Unique Operating System Requirements. As the mobile communicating device market emerges, the Company believes consumers will not be satisfied with fixed functionality, such as that found in standard cellular phones, organizers and pagers. Rather, it is expected that consumers will demand "intelligent" devices that are able to provide a broad and flexible range of functionality. This will require the incorporation of a graphical operating system in the device. To make the devices affordable, the operating system must be efficient in its usage of limited microprocessor (CPU), memory (RAM) and storage (ROM) resources. The Company believes that current operating systems designed for PCs or their subsets are not well suited for use in mobile communicating devices. In addition to their large size and inefficient coding, current operating systems allow for only a single user interface. The Company believes that the consumer electronics companies who produce devices will demand unique interfaces which vary with the device and the sophistication of the user. In addition, devices will have to be designed for "ease of use" by the average consumer. The Company believes that delivering "ease of use" will require a sophisticated operating system with an innovative approach to user interface technology.

    Price Sensitivity. The Company believes that consumer demand for mobile communicating devices will be related to the price of such devices. As mobile communicating device prices decline, volumes should increase. While mobile communicating devices may initially be introduced at higher prices, as with many other consumer electronic devices, the Company anticipates that prices will typically decline as unit volumes increase.

    Aftermarket For Products And Services. The Company believes that the anticipated volume and diversity of products and users in the mobile communicating device market will create opportunities for aftermarket products and services, i.e., products and services which are intended for the installed base of mobile communicating device owners. In contrast to the PC market, which has traditionally been focused on business productivity applications (word processors, spreadsheets, databases and presentation graphics), the Company believes that applications for the mobile communicating device market will be distributed across a broader range of categories including communications (e-mail, Internet connectivity, paging and access to electronic information), connectivity (access to local, corporate and public networks), information publishing (reference, travel and news), and personal productivity applications (time and contact management, expense reports, and the like).

    The emergence of the Internet and commercial online services has demonstrated the consumer interest in up-to-date information access. While to date this trend has been limited to the wired world, the Company believes that in the future an increase in the delivery of information over wireless networks will also occur. Access to the Internet and targeted, market-specific information services are expected to play an important role in mobile communicating device differentiation.

THE GEOWORKS SOLUTION

    Geoworks develops and markets operating system and application software for the emerging mobile communicating device market. Since its inception, the Company has focused on developing, optimizing and enhancing software which excels in environments with limited microprocessor power and memory and storage capacity. The Company is focused on the mass market for mobile communicating devices, with the goal of creating the preferred operating system software solution for these products. The result of these efforts, the Company's GEOS(R) system software, has been specifically designed to be a key underlying and enabling technology in this market. The Company believes that the GEOS system software provides the functionality and efficiency that will enable hardware manufacturers to provide the features and pricing structure necessary for successful mobile communicating devices.

    The Company believes that there are three primary points of differentiation which make the GEOS system software well suited as an operating system for mobile communicating devices. First, the GEOS system software incorporates a patented, flexible user interface that allows hardware manufacturers to customize the "look and feel" of the user interface for a specific product or market segment, allowing for a high degree of product differentiation. This flexible user interface also allows the Company and independent software developers to write applications that, without major modifications, operate on different mobile communicating devices with different user interfaces. Second, the integration in GEOS of standard communication protocols is designed to allow user access to cellular networks, corporate databases, the Internet and WWW, and personal desktop computer systems. This technology is intended to enable cellular operators, content providers, and corporate MIS managers to deliver information services--any time, anywhere--to mobile communicating device users. Third, the efficient design of the GEOS system software provides functionality comparable to that of other advanced operating systems but with significantly lower microprocessor, memory and storage requirements. The Company's GEOS system software incorporates advanced operating system technologies such as object-oriented programming, multi-tasking, high-quality imaging, communications capabilities and Internet protocol support, all implemented in compact, high-performance code.

    The previous discussion summarizes some of the points of differentiation for the Company's GEOS technology, which is now in its fifth generation of development. The GEOS technology operates on microprocessors based upon the Intel x86 architecture. The Company is currently developing a processor-independent operating system designed specifically for the mobile communicating device market. The Company believes that this processor-independent operating system solution will allow hardware manufacturers to deliver a broader range of functionality and price points as well as reduce development cycle time. There can be no assurance that the processor-independent operating system will contain all of the points of differentiation described above with respect to the GEOS operating system, or that the Company will successfully execute its development strategy. These and other risks are discussed under Risk Factors, elsewhere in this Form 10-K.

GEOWORKS STRATEGY

    Through the Company's Platform Software Products group, the Company's primary objective is to establish its operating system software as a leading operating system technology for the mobile communicating device market. Through its WCS group, the Company's objective is to enhance and leverage this position by marketing a variety of software products and services to cellular network operators to sell to the installed base of mobile communicating devices, including technology and services intended to facilitate messaging, content delivery, data protection and access and use of the Internet. The Company's strategy has the following components:

    Focus On The Smart Phone Segment Of The Mobile Communicating Device Market. Since its inception, the Company has designed software focused on the particular requirements of affordable, high-volume computing devices. This focus has resulted in extensive experience and expertise in designing and delivering efficient and highly functional operating system software suitable for mobile communicating devices. The Company believes that its extensive experience and sustained focus give it a competitive advantage in delivering the system software necessary for successful mobile communicating devices. The Company has chosen to focus on the smart phone segment of this market.

    The Company believes its technology is well suited for a variety of mobile communicating devices and electronic organizers. However, the Company believes that the smart phone segment will be the first to realize significant volume sales, and therefore is concentrating on developing complete solutions for the smart phone market. The Company believes that the key to delivering successful products in this segment lies in developing complete, end-to-end solutions, including efficient system software which enables easy-to-use functionality at competitive prices, as well as content and services to extend the functionality of the device.

    Establish Alliances To Penetrate The Mobile Communicating Device Market. Geoworks has established alliances and OEM license relationships with leading manufacturers that it believes are capable of expanding the mobile communicating device market. The Company intends to expand its relationships with existing licensees as well as to establish additional relationships in the future. The Company believes that it can leverage the greater resources, experience and market presence of its licensees to expand the range of devices and applications incorporating the Company's operating system software.

    The Company has developed relationships to create mobile communicating devices with a number of leading hardware manufacturers, including the following:

    Ericsson. Ericsson has licensed the Company's system software to design a family of smart phones. Ericsson is a leading cellular infrastructure provider and a leading provider of digital handsets worldwide.

    Nokia. Nokia made a significant equity investment in Geoworks in 1995. Nokia has licensed the Company's system software to design intelligent communications products, such as smart phones, including the Nokia 9000 Communicator, which was introduced in August 1996, based on the GEOS system software. Nokia is a leading supplier of cellular phones worldwide.

    Toshiba. Toshiba made a significant equity investment in Geoworks in 1995. Toshiba has licensed the Company's system and applications software and worked with the Company to develop a Japanese-language version of the Company's GEOS system software for use in mobile communicating devices. In February 1997, Toshiba announced the GENIO PCV-100, a pocket communicator with built-in web browsing capabilities for the Japanese market, based on GEOS system software. Toshiba is a leading worldwide supplier of computing and electronic products.

    NEC. NEC has licensed the Company's system and applications software for a family of smart phones for the Japanese market. NEC is a leading provider of digital cellular handsets in Japan.

    Hewlett-Packard. Hewlett-Packard made a significant equity investment in Geoworks in 1994, and licensed the Company's system software for use in the OmniGo 100 electronic organizer based on the GEOS system software. Hewlett-Packard is an international manufacturer of measurement and computation products and systems used in industry, business, engineering, science, medicine and education.

    Brother. Brother has selected GEOS for a family of information appliances, including the Ensemble personal desktop publishing systems. Brother has recently included the GEOS operating system in its recently released digital mobile notebook computer known as GeoBook, a notebook computer that allows users to send e-mail, access the Internet, send and receive faxes, in addition to containing a number of PC-type applications, such as word processing, spreadsheet, addressbook, and calendaring. Brother is a leading supplier in the home office equipment market.

    Canon. Canon Business Machines has licensed the Company's system and applications software for use in a mobile computing device. Canon Business Machines has also licensed GEOS for its StarWriter Pro 5000, a dedicated word processing system having many of the features of a desktop personal computer. Canon Business Machines is a leader in the home office equipment market in the United States.

    Continue To Evolve The Company's Operating System Technologies. The Company has developed the technology underlying the current operating system, GEOS, over a period of twelve years. The software is currently in its fifth generation of design, and has been incorporated in a number of electronic organizers and smart phones, including the Nokia 9000 Communicator, the Toshiba GENIO PCV-100, and the Hewlett-Packard OmniGo. In addition, GEOS has been selected by NEC and Ericsson for smart phones.

    In order to provide support for microprocessors other than those based on the Intel x86 architecture, the Company is developing a next generation of operating system software that is intended to be processor-independent, i.e., able to run on an array of RISC processors. In part to advance this objective, the Company recently completed the acquisition of the Eden Group, Ltd. ("Eden"), creating Geoworks Ltd., a wholly owned subsidiary in the United Kingdom. The Company expects to be able to leverage Eden's complementary operating system technology to further this development objective. The next generation operating system is expected to be compact, with each component designed to be small and efficient; open, with a published API that is not expected to vary from platform to platform, allowing Geoworks, licensees and third parties to reuse code and enabling clients to adopt alternative silicon solutions; modular, allowing licensees to omit or replace components with special versions and to build low-end solutions with minimum ROM requirements; written in ANSI C to allow portability and the production of compact code; and communications focused.

    The Company expects to continue its research and development efforts in order to take advantage of developments in communications technology, and to increase its product efficiency and optimization for use in mobile communicating devices. The Company believes that these capabilities are particularly appropriate for smart phones.

    Facilitate Information Access And Use. The Company believes that information access is a key component of a total mobile communicating device product offering, and will be a primary reason for product purchases. The Company recognizes that information access by the mobile communicating device user depends upon more than the distribution of devices incorporating the Company's operating system. Technology and infrastructure for the creation, transmission and receipt of electronic content by mobile communicating devices must be established. The Company is working to create the technologies intended to enable cellular network providers to offer value-added interactive and information services. The WCS group of Geoworks intends to provide end-to-end solutions for cellular operators.

    The Company believes that users of wireless mobile devices have fundamentally different information needs than those wired to desktop PCs. Mobile users are restricted by time and space, needing more compact devices that allow immediate access to highly personalized information, and content and services that are specifically tailored to their information needs and devices. The Company expects that in the wireless world, in addition to directionless web "surfing," there will be a need for rapid connections to essential information. Content will need to be tailored to the delivery mechanisms and viewing capabilities of small mobile devices. The volume of information will need to be filtered to ensure reasonable delivery time over slower wireless connections. Content will also need to be restructured and streamlined for presentation on compact smart phone screens. Recognizing these needs, the Company is developing software, architecture and content relationships to facilitate access to usable content for users of mobile communicating devices, in an appropriate interface for their devices, via cellular network operators.

    Currently anticipated WCS products include Internet access technologies; information applications, such as travel, stock quotes and news delivery; and a data backup product, enabling smart phone users to back up their data across the wireless network.

    The Company's objective is to license its WCS client and server technologies to cellular operators in exchange for a combination of license fees, service fees and recurring revenues. The Company may also license its client WCS technologies to manufacturers of mobile communicating devices for installation on such devices.

    Internally Developed Applications. Although the Company's strategy is to establish relationships with a limited number of independent software developers for the Company's operating system platform, the Company intends to continue to develop and offer mobile communicating device applications and services to help establish a market presence for the platform, to support a particular device or to encourage independent software developers to participate in applications development.

GEOS TECHNOLOGY

    The following discussion summarizes some of the key technologies embodied in the Company's GEOS technology, which is now in its fifth generation of development. The GEOS technology operates on microprocessors based upon the Intel x86 architecture. The Company is currently developing a processor-independent operating system designed specifically for the mobile communicating device market. The Company believes that this processor-independent operating system solution will allow hardware manufacturers to deliver a broader range of functionality and price points as well as reduce development cycle time. There can be no assurance that the processor-independent operating system will contain all of the technologies described below with respect to the GEOS operating system, or that the Company will successfully execute its development strategy. These and other risks are discussed under Risk Factors, elsewhere in this Form 10-K.

    Compact, High Performance Code. The compact, efficient GEOS software code incorporates advanced system software design features into an operating system suitable for the full range of Intel x86-based devices, from an 8088 to a Pentium. This solution provides the ability to utilize a relatively low-end microprocessor, that, when combined with limited memory and storage capacity requirements, gives Geoworks' licensees the ability to add sophisticated, graphically oriented functionality to their mobile communicating devices.

    Specialized skills in at least two software development disciplines are required to produce compact, high-performance code. The first discipline is software architecture design. The GEOS system software design team has applied object-oriented programming techniques with organization and structure that is intended to maximize execution efficiency and minimize code duplication for systems with limited microprocessor power and limited memory and storage capacity. The second discipline is writing compact code and related software development tools. Geoworks has emphasized writing compact code, in contrast to a number of software developers that rely on high-level programming languages to speed code development, at the expense of code size and efficiency. These disciplines have enabled the Geoworks engineering team to develop operating system and application software designed for computing devices with limited microprocessor power and limited memory and storage capacity. For example, the GEOS system software (including the operating system kernel, the user interface, drivers and standard class libraries) occupies less than 2 Mb of storage. Further, the comprehensive set of features built into the GEOS system software allows mobile communicating device applications to be small, without sacrificing functionality. To illustrate, the OmniGo 100 includes 14 applications, the GEOS system software, and a handwriting recognition engine all in 4Mb of ROM and running in 1Mb of RAM, of which 416Kb is reserved for storing user data.

    Flexible Graphical User Interface. For the GEOS operating system, Geoworks has developed its patented flexible graphical user interface to be a solution for a market with diverse products and consumers. The flexible graphical user interface offers mobile communicating device market participants significant benefits over the typical single-PC-user interface. For hardware manufacturers, this technology provides the ability to incorporate a customized user interface as an element of product differentiation and enables the manufacturer to design new and unique products which can take advantage of an existing library of mobile communicating device software applications. In addition, the flexible graphical user interface enables a hardware manufacturer to design a product which utilizes various input devices, such as a keyboard, pen pointer or remote control, to achieve the desired functionality. For applications developers, a flexible graphical user interface allows creation of a single application that operates across multiple devices and device categories, each with a distinctive user interface.

    Communications Capabilities. GEOS has a broad array of communications capabilities. These include: an integrated messaging architecture to handle the sending, receiving and management of communications; e-mail, short messaging service ("SMS"), paging, fax and other message types such as voice; network protocols such as TCP/IP and PPP; Internet protocols, including SMTP, POP3, IMAP4 and HTTP; IrDA infrared support; and serial communications to personal computers, printers and peripheral devices. These capabilities enable wired and wireless communication between GEOS-based mobile communicating devices and users' homes and offices, as well as access to the Internet, WWW and information service providers.

    Object-Oriented Design And Extensive Object Library. Object-oriented programming leads to standardized approaches, fast prototyping and more efficient program coding by independent software developers. It also frees the developer from reinventing repetitive program features to satisfy common functionality requirements. The GEOS platform has a completely object-oriented design, which assists the applications developer in creating small and efficient applications. For example, all text and graphics handling resides within the system software, rather than in the application itself.

    Preemptive Multi-tasking, Multi-threaded Execution. The GEOS system software's preemptive multi-tasking and multi-threaded execution allows multiple tasks to run simultaneously within a mobile communicating device. For example, a mobile communicating device with appropriate processor capabilities can receive a fax and print a document at the same time that the user is using an address book application. This capability also enables the system software to prioritize tasks, so that, for example, input received from the user is given priority over other tasks taking place concurrently.

WIRELESS CONTENT AND SERVICES TECHNOLOGIES

    The Company's WCS group currently has under development several products that promote access to information via mobile communicating devices. The Company's mobile information server technologies are expected to enable network operators to deliver information services, tailored to the needs of mobile subscribers who may use a variety of mobile communicating devices. The Company also expects to license client technologies that will reside on the devices, designed to operate in conjunction with the mobile information services. To enable access to the WWW from mobile communicating devices, the Company's WCS group intends to provide a browser that is appropriate for smart phones. The Company also plans to provide server technologies that will improve the experience of WWW browsing on mobile communicating devices, which have smaller screens and lower data transmission rates than the personal computers for which the WWW was designed. The Company's data backup product is expected to allow mobile communicating device users to protect against the loss of valuable data stored on the device by enabling data backup and restoration over the cellular network. All WCS products are intended to be network, protocol and operating system neutral.

SALES AND MARKETING

The Company's sales and marketing function is a cooperative process involving direct sales staff and commissioned sales representatives, as well as the Company's executive officers. The Company fundamentally has two industrial customers: manufacturers of mobile communicating devices, and cellular operators. On the manufacturer side, the Company's sales approach is to secure licensing relationships with selected mobile communicating device manufacturers with whom the opportunity exists to develop significant business relationships. The Company also focuses on developing relationships with selected independent software developers, communications providers and cellular operators to supplement and enhance the Company's software offerings. Likewise, on the cellular operator side, the Company's sales approach is to secure licensing relationships with key operators in primary markets. The Company attempts to leverage the greater resources, experience and market presence of its industrial customers to establish the Company's operating system software as an accepted platform for mobile communicating devices, and to establish the Company's WCS offerings as value-added solutions for operators.

The Company has negotiated agreements with certain consumer products companies, including Brother, Hewlett-Packard and Toshiba, which give the Company access to the vendors' lists of customers of GEOS-based devices. In addition, the Company has negotiated with some of its licensees rights that allow the Company to enclose its own marketing materials in the package with the licensees' mobile communicating devices. The Company believes these rights provide it a substantial benefit by allowing the Company to establish direct relationships with end-user customers of mobile communicating devices and to create a separate identity for the Company and its products. The Company can then use this relationship and the derived information to market additional products and services to these customers on a targeted basis.

PRODUCT DEVELOPMENT

    The Company expects to continue its research and development efforts in order to increase its product efficiency and optimization, and in order to support a broader range of mobile communicating devices. The Company's future success will depend on its ability to develop and release, on a timely basis, new operating system software and associated products and upgrades.

    As of March 31, 1997, the Company employed 216 full-time persons, of whom 142 were employed in research and development activities. The Company's research and development expenses during fiscal years 1997, 1996 and 1995 were $13.7 million, $9.1 million, and $6.5 million, respectively. The Company expects to expend significant resources on research and development activities in the future.

COMPETITION

    The Company expects there to be intense competition among mobile communicating device operating systems as and to the extent the market develops, especially in the smart phone segment. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical and marketing support and greater name recognition than the Company, including Psion, Microsoft, Apple Computer, Sun Microsystems, U.S. Robotics (through its Palm Computing division) and Lucent Technologies, have each developed or are reported to be developing operating systems that may compete directly with the Company's current and anticipated future operating system software, either in the electronic organizer market, or in the smart phone market, or in some cases, both. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the mobile communicating device market, thus providing an operating system that competes with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently give the GEOS system software an advantage on mobile communicating devices over competing operating systems which were originally PC-based. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at substantially lower prices than those of the Company or that achieve greater market acceptance than those of the Company.

    Microsoft currently holds the dominant position in the PC operating system market, and has introduced its Windows CE operating system for handheld PCs. In addition to competing on a technical basis, Microsoft's dominant position in the PC operating system market, as well as its existing relationships with PC manufacturers and

ISVs, may enable it to exert significant influence over the operating system selection by manufacturers and ISVs who intend to participate in the mobile communicating device market. In addition, the possibility that Microsoft might introduce an operating system for one or more mobile communicating devices, whether anticipated, announced or actually shipping, may have the effect of causing hardware vendors to delay committing to another operating system. In the future, the Company may face increased competition from Microsoft in the smart phone market segment.

     Apple Computer introduced the Newton PDA in 1993, and has had limited success selling a line of handheld devices based upon its Newton 2.0 operating system. The Newton Message Pad 2000 is a high-end PDA with Internet and e-mail capabilities, and Apple has predicted that it will sell in meaningful volumes. In May 1997, Apple Computer spun off its Newton division into a wholly-owned subsidiary. The restructuring may increase the competitive strength of the Newton operating system in the handheld device market.

     Psion develops, manufactures and sells handheld electronic organizers. Psion has developed a proprietary, RISC-based operating system for use in its own organizer products. Psion has recently created a separate operating system business and has stated its intention to license its technology to additional hardware manufacturers.

    The Company competes primarily on the basis of the features, performance, reliability, product support and price of its operating system and application software. While many of the Company's current and expected competitors have greater financial, technical and marketing resources than the Company, the Company believes that it competes favorably with respect to these factors. The Company also believes that a current competitive advantage of the GEOS system software is its ability to operate in computing systems which require limited microprocessor power, memory (RAM) and storage (ROM). A significant decline in the cost or related space requirements of computer processors, memory or storage could reduce the relative cost benefits of using the GEOS system software.

    As the market for wireless information services emerges, a variety of companies are beginning to offer products that may be competitive with those of the Company's WCS group. The Company believes that Spyglass, Navio, Microsoft, Wink Communications, Unwired Planet and CCC are building browser technology to scale down the Web for a wide range of smaller devices. Of these, the Company believes that only Wink Communications, Unwired Planet, and CCC have specifically focused on the smart phone market at this time. CCC also offers a product that wirelessly backs-up data to a personal computer, thus competing with the Company's data backup product. In addition, III ("Triple I"), DataCast, PageNet, SmartServ and GIN all deliver content packages via short messaging service (SMS) to Global Systems for Mobile Communications (GSM) and paging devices. Potential competition may also emerge from current Internet-based publishing companies that choose to target the small device market. These may include America Online, Prodigy, CompuServe, Pointcast and My Yahoo.

INTELLECTUAL PROPERTY

    The Company regards its software and development methods as proprietary and relies upon a combination of patent, copyright, trademark and trade secret laws, employee and third-party nondisclosure agreements and license agreements to establish and protect proprietary rights in its products and methods. The Company has patents in the United States, the United Kingdom, Germany and France, and pending applications in the United States, Europe and Japan.

    There can be no assurance that any of the Company's intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, the laws of certain foreign countries in which the Company's products or products containing the Company's system software are or may be sold do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results and financial condition.

    From time to time, third parties, including competitors of the Company, may assert exclusive patent, trademark, copyright and other intellectual property rights over technologies or products that are important to the Company's business. Further, from time to time, the Company may receive communications from third parties asserting that features or content of certain of the Company's products infringe upon intellectual property rights held by such third parties. In addition, the Company may find cause to assert its own intellectual property rights in its products and technologies against third parties whom the Company believes are infringing such rights. The status of United States patent protection in the software industry is not well defined and will evolve as the United States Patent and Trademark Office grants additional patents. Patents have been granted recently on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, products based on the Company's technology may increasingly become the subject of infringement claims both by and against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that the Company will not assert infringement claims against others. Litigation, in and of itself and regardless of its outcome, could also result in substantial cost and diversion of resources of the Company.

    Litigation in the software development industry has been used as a competitive tactic both by established companies seeking to protect their existing position in the market and by emerging companies attempting to gain access to the market. If the Company were forced to defend itself against a claim, whether or not meritorious, the Company could be forced to incur substantial expense and diversion of management attention, and may encounter market confusion and reluctance of licensees to commit resources to mobile communicating devices utilizing the Company's operating system or any of the Company's other technologies. The Company could incur substantial costs in defending itself or its licensees in litigation brought by others, in prosecuting infringement claims against third parties or in responding to interference or opposition proceedings in connection with its patents or trademarks or applications therefor. Moreover, any of these proceedings could also result in an adverse decision as to the priority of the Company's inventions or trademarks. A third party claiming infringement may also be able to obtain an injunction or other equitable relief, which could effectively block the ability of the Company or certain of its hardware partners to distribute, sell, export or import products containing the Company's software products. Such results could materially adversely affect the Company, and might also require the Company to obtain one or more licenses from third parties. There can be no assurance that the Company would be able to obtain any such required licenses upon reasonable terms, if at all, and the failure by the Company to obtain such licenses could have a material adverse effect on its business, operating results and financial condition.

EMPLOYEES

    As of March 31, 1997, Geoworks employed 216 full-time employees, of whom 142 were employed in research and development, 45 in sales and marketing, and 29 in administration. Of these employees, 10 are employed on a temporary basis. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, and Geoworks has never experienced a work stoppage.

    The Company endeavors to maintain competitive compensation, benefits, equity participation and work conditions policies to assist in attracting and retaining qualified personnel. The Company believes that its employee relations are good.

    The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company does not have employment contracts with most of its key personnel, except that former employees of Eden Group Ltd. (now Geoworks Ltd.) have employment contracts consistent with U.K. personnel practice. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS

    Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones and other mobile communicating devices. The Company's success depends upon the development of a new market for these products. Although the market for cellular telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS software. Although the device has received positive reviews and several awards, the market acceptance of these products has not yet been fully established. More generally, the failure of these or any other early, highly publicized products, or the discontinuance of any such products by their manufacturers, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance.

    The development of the smart phone market, like that of other computer and consumer electronics markets, is dependent upon the simultaneous development of a substantial infrastructure of related and supporting products and services, including hardware and software products, distribution channels and services, communications services, and support and repair services. The Company has only limited influence over and, therefore, is substantially dependent upon, the activities of third parties for the development of this infrastructure. The success of smart phones also depends on a number of other general market factors outside the Company's control, including consumer acceptance of particular smart phone concepts.

    In addition, the Company's long-term results will depend upon its success in developing and marketing aftermarket wireless content products and services that operate on smart phones. There can be no assurance, however, that the wireless content and services market will develop as anticipated or that the Company will be able to execute its business plan successfully.

    Risks of Software Product Development, Including Risk of Developing Next Generation Operating System. The Company's future success will depend on its ability to develop and release, on a timely basis, new operating system and application software products and upgrades and new aftermarket products and services. In particular, Geoworks intends to introduce a next generation of its operating system software that, unlike its current GEOS technology, will be processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Broad acceptance of Geoworks' existing and yet to be released products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. Although Geoworks has made significant progress toward this development goal through its acquisition of the Eden Group, Ltd. and through ensuing development efforts, adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time consuming and subject to delays. There can be no assurance that Geoworks will be successful in this development effort. Further, there can be no assurance that Geoworks will be successful in marketing and selling products developed for non-Intel microprocessors.

    Further, because of the short product life cycles and intense competition expected in the mobile communicating device market, the timeliness of new product introductions and shipments can be critical to whether a particular product will ever achieve market acceptance. There can be no assurance that the Company will be able to develop, introduce and ship new products or upgrades on a timely basis. Furthermore, from time to time, the Company and others may announce new products, features or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements by the Company or competitors will not cause customers to defer purchasing existing products of the Company or its hardware partners, or cause distributors and dealers to return products. Delays or difficulties associated with developing or introducing new products could have a material adverse effect on the Company's business and results of operations.

    The Company has historically engaged in significant customization of its GEOS system software for each mobile communicating device hardware partner. The software development and customization process is inherently unpredictable. Development time and the achievability of design objectives may not be determinable until very late in the development process. Problems and delays in product development or customization may result in the delay or cancellation of planned product or service offerings by the Company and its strategic partners, and consequently could have an adverse effect on the Company's operating results. In the past, the Company has experienced significant delays in the completion of development and customization projects and the release of new products to mobile communicating device hardware partners. Consequently, the receipt of development fees and license revenue from these partners has at times also been delayed. Such delays have resulted from a number of factors, including changes in specifications initiated by the Company's hardware partners. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. There can be no assurance that the Company will not experience similar problems and delays in the future, resulting in material adverse effects on the Company's operating results. Furthermore, no complex software product is totally free of errors, and significant errors may go undetected for some time. Discovery of significant errors may delay or cancel product releases and, if not discovered until after product release, may necessitate recall of products by the Company and its strategic partners and expose the Company to substantial expense and claims for reimbursement. As is common in the industry, the Company has experienced product development delays on previous custom engineering work.

    Acceptance Of Geoworks Technology. The Company's success in establishing its current or its anticipated future operating system software as a leading operating system in the mobile communicating device market is critically dependent on the Company's ability to establish and sustain business relationships with key mobile communicating device market participants. The Company has already established relationships with several mobile communicating device hardware manufacturers and other companies which the Company believes will be significant participants in the mobile communicating device and services markets. Despite the importance of these relationships, the Company must secure additional strategic design wins and licensing relationships with its existing licensees and with other market participants in order to establish the Company's system software as an accepted operating system. Accordingly, there can be no assurance that the Company's existing licenses will result in sustained license relationships, successful products or substantial revenues for the Company. Furthermore, even if the Company is able to establish and sustain relationships with particular participants in the mobile communicating device market, the Company's success depends upon the development by the Company and others of aftermarket application products and services for mobile communicating device products in order to derive revenue from aftermarket products and services. There can be no assurance that the Company will be able to establish any such relationships, that the Company's operating system software will be accepted as an operating system or that successful aftermarket products and services will be developed or licensed. The Company's application strategy initially includes supporting a limited number of independent software developers who elect to create, produce and market aftermarket applications and services targeted for devices that incorporate the Company's operating system software. There can be no assurance that the Company will develop such ISV relationships, or that a limited number of independent software developer relationships will be sufficient for the Company to compete effectively in the mobile communicating device market, that the Company or independent software developers will be able to develop aftermarket applications and services in a timely manner or, if developed, that such applications and services will achieve market acceptance.

    Dependence On Limited Number Of Manufacturers, Particularly Nokia. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's operating system software. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. This has yet to generate significant royalty revenue or make a material, favorable contribution to the Company's operating results. It is unclear what effect in the long term this new product will have on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.


    Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's operating system software becomes a leading platform for hardware devices, the Company's long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system; recurring license revenue from communication services providers; and electronic distribution by the Company of its own and third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the Company has historically marketed an integrated package of operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's operating system software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While, in the past, the Company has been able to obtain recurring license revenue from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective cellular distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that cellular distribution will prove to be feasible. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

    Dependence On Complementary Technologies. In certain mobile communicating device market segments, widespread adoption and use of mobile communicating devices may depend on the commercial availability of other technologies and business relationships. For example, widespread use of cellular telephones for data transfer in the United States or other regions may depend upon the development of a cellular network infrastructure capable of digital transmission, as well as reliable, affordable and convenient wireless transmission of data. For mobile communicating devices to achieve consumer-level pricing, technologies which reduce the cost of manufacturing and the cost of goods may need to be developed and implemented. These cost reductions will also require the Company's OEM licensees to achieve economies of scale in manufacturing. There can be no assurance that such complementary technologies will develop, or that such cost and price reductions can be achieved.

    History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of March 31, 1997, the Company had an accumulated deficit of $58.4 million, and had incurred operating losses of approximately $15.5 million, $10.7 million, and $10.5 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1998, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices. The Company's objective is to establish its operating system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of the smart phone market segment, the Company's ability to establish licensing relationships with leading smart phone hardware manufacturers, the introduction by those manufacturers of successful smart phone products, the emergence of wireless content and services for smart phones to spur demand and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

    Disappointing Revenue from Past Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, have achieved only modest unit sales to date. As a result of the slow adoption rates in these device categories, the Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. The Casio Z-7000, a first-generation personal digital assistant based upon the Company's system software, has been discontinued. Sharp and Toshiba have each developed a non-communicating device on the Company's system software and subsequently elected to cancel introduction of such devices into the market. (More recently, Toshiba introduced the GENIO, a mobile communicating device for the Japanese market.) Other market participants have announced restructurings of their efforts relating to similar products. In addition, sales of low-cost, GEOS-based educational computer systems fell short of the Company's expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. During calendar year 1995, Brother released the Ensemble, a personal desktop publishing system, and Hewlett-Packard announced and shipped its OmniGo 100, a second generation electronic organizer. Both of these products are based on the Company's operating system software. Royalty revenues earned on reported unit shipments of these products, however, have been modest to date, and it is unlikely that they will ever make a significant favorable contribution to the Company's operating results. Collectively, these third-party product terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal year and previous fiscal years.

    Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new smart phones based upon the Company's operating system software; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic and global economies. The Company expects the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

    Non-Recurring Revenues. The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructuring or termination have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

    Effect Of Wholesale Prices On Royalties. Royalties from the license of the Company's operating system to mobile communicating device hardware manufacturers are expected to represent a significant component of the Company's future revenues. The royalties the Company receives from these licenses are usually correlated to the wholesale or comparable transfer price of the mobile communicating devices in which the Company's software is incorporated. The price of mobile communicating devices is expected to decline over time, as a result of competitive pressures and consumer demands, and due to the efforts of the Company's OEM customers to achieve increased sales volume through price reductions. To the extent that the Company's royalty is determined as a percentage of said price, or to the extent that the Company responds to market pressures by reducing the amount of fixed-dollar royalties, any such reduction in the wholesale or comparable transfer price will have a material adverse effect on the royalty per unit the Company receives. There can be no assurance that an increase in sales volume will result from a decline in the wholesale or comparable price and thereby compensate for any decline in royalties per unit which the Company receives from its OEM licensees.

    Volatility Of Stock Price. Shortfalls in the Company's revenues or results of operations in comparison with levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company' stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to the Company's specific performance.


ITEM 2.  PROPERTIES

    Geoworks' corporate headquarters are located in Alameda, California, in a leased facility consisting of approximately 40,000 square feet of office space under a lease which expires in February 1999. The Company has an option to renew the lease for up to six additional years. The Company leases additional office space in Berkeley, California and in Seattle, Washington. The Company operates a subsidiary, Geoworks Kabushiki Kaisha, in Tokyo, Japan, which leases office facilities from the Company's independent agent, Aisys Corporation. The Company operates a second subsidiary in Macclesfield, England, which leases office facilities consisting of approximately 7,000 square feet, under a lease which expires in 2006. The Company believes that its existing facilities will be adequate to meet its needs in fiscal year 1998 and that additional space will be available as needed.


ITEM 3.  LEGAL PROCEEDINGS

    The Company is not involved in any legal proceedings whose resolution would have a material adverse effect on its financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the quarter ended March 31, 1997.


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

       Name            Age                   Position
       ----            ---                   --------

Gordon E. Mayer        39   Chairman, President and Chief Executive Officer
Jordan J. Breslow      41   Vice President, General Counsel
David E. J. Crisp      42   Vice President, Platform Software Products Group
Leland J. Llevano      39   Vice President, Strategic Partnerships
Christopher M. Noble   40   Vice President, Business Development
Grover P. Righter      41   Vice President, Wireless Content & Services Group
Daniel L. Sicotte      36   Treasurer
David A. Thatcher      42   Vice President, Administration, Chief Financial Officer

Mr. Mayer joined the Company in July 1993 as President, became the Chief Executive Officer in March 1994, and Chairman of the Board of Directors in May 1997. Prior to joining Geoworks, he was an "Entrepreneur in Residence" with Merrill, Pickard, Anderson, and Eyre, a venture capital and investment management firm that manages private investment funds. From July 1991 to June 1992, Mr. Mayer was President and Chief Executive Officer of InfoChip Inc., a developer of data compression hardware and software. From February 1988 to July 1991, he was Vice President, Sales and Marketing for Proxim, Inc., a supplier of OEM wireless data communications products. Mr. Mayer attended Purdue University, where he earned a B.S. and M.S. in Electrical Engineering.

Mr. Breslow joined the Company in June 1992 as General Counsel and became Vice President, General Counsel in January 1995. Prior to joining Geoworks, Mr. Breslow was in private law practice at the firm of Donahue, Gallagher, Thomas & Woods in Oakland, California, specializing in intellectual property and computer software licensing. Mr. Breslow holds a B.A. summa cum laude from San Francisco State University and a J.D. from Hastings College of the Law.

Mr. Crisp joined the Company in February 1997, in connection with the Company's acquisition of the Eden Group, Ltd., which he founded and where he served as Managing Director. Mr. Crisp is responsible for operations and management of the Platform Software Products Group. Mr. Crisp's prior experience includes senior management positions with Schlumberger Limited. He holds a BSc in Physics from Manchester University.

Mr. Llevano has been with the Company since its inception in 1983. He served as Manager of Corporate Operations and then Director of New Business Development until December 1985, when he assumed the responsibilities of Vice President, Marketing. In July 1993, Mr. Llevano assumed his current position of Vice President, Strategic Partnerships. Mr. Llevano received his B.A. from the University of California, Berkeley.

Mr. Noble joined the Company in August 1990 as Director of Product Marketing until February 1993, when he assumed responsibilities of Vice President and General Manager of Developer Products until May 1993, when he became Vice President, Developer Products Group. Mr. Noble became Vice President, Business Development and Product Management in February 1995. From May 1984 to July 1990, Mr. Noble worked at Lotus Development Corporation, a developer of software products. At Lotus, Mr. Noble held various positions, most recently as Senior Product Design Manager. Mr. Noble holds an A.B. from Harvard College.

Mr. Righter joined the Company in January 1996. He served as Vice President, Marketing until April 1997, at which time he assumed the responsibilities of Vice President, Wireless Content and Services Group. Prior to joining the Company, Mr. Righter was Vice President of Strategic Marketing at Santa Cruz Operation. Mr. Righter held a previous position as Vice President of UNIX Products at Novell, and has also held positions at AT&T and Unisys. Mr. Righter earned a B.S. in Computer Science from Brigham Young University and served in the U.S. Navy and U.S. Coast Guard.

Mr. Sicotte was named Treasurer of the Company in January 1995. He has been the Company's Controller since December 1989 after joining the Company in February 1988 in the position of Accounting Manager. Previous to Geoworks, Mr. Sicotte was employed on the audit staff at Coopers & Lybrand where he worked from December

1985 to February 1988. Mr. Sicotte is a Certified Public Accountant and holds a B.S. in Business Administration from the University of California, Berkeley.

Mr. Thatcher joined the Company in March 1997 as Vice President, Administration and Chief Financial Officer. He is responsible for all financial and administrative functions of the Company. Prior to joining the Company, Mr. Thatcher held positions with Pacific Data Products, Peregrine Systems, The McKinley Group and Diba. Mr. Thatcher holds a B.S. degree in Accounting from San Diego State University.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS


    The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GWRX." The following table sets forth the high and low last reported sales prices for the Company's Common Stock as reported by the Nasdaq National Market for the quarters indicated:


                                                  JUN 30             SEP 30              DEC 31              MAR 31
                                                  ------             ------              ------              ------

     FISCAL YEAR ENDED MARCH 31, 1997
     Common stock price per share          $29.0 - 46.25      $19.0 - 35.75        $19.0 - 26.5       $6.625 - 26.0


     FISCAL YEAR ENDED MARCH 31, 1996
     Common stock price per share            $8.0 - 12.5     $11.25 - 19.25      $16.25 - 22.75      $15.25 - 32.25

There were approximately 353 registered shareholders as of May 31, 1997. The Company has not paid or declared cash dividends and has no present plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Form 10-K.


         SELECTED FINANCIAL DATA
         QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
         (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                     JUN 30        SEP 30        DEC 31        MAR 31
                                     ------        ------        ------        ------

     YEAR ENDED MARCH 31, 1997
     Net revenues                   $ 2,733       $ 2,760       $ 3,672       $ 1,931
     Gross margin                     2,340         2,733         3,461         1,938
     Net loss                       (2,532)       (2,715)       (2,406)       (5,823)
     Net loss per share              (0.17)        (0.18)        (0.16)        (0.38)


     YEAR ENDED MARCH 31, 1996
     Net revenues                       508         1,147         3,342         1,267
     Gross margin                       492         1,123         3,277         1,250
     Net loss                       (3,099)       (2,624)         (672)       (2,974)
     Net loss per share              (0.26)        (0.22)        (0.05)        (0.20)

CONSOLIDATED BALANCE SHEET SUMMARIES
March 31, 1997, 1996, 1995, 1994, and 1993
(in thousands)


                                            MAR 97       MAR 96       MAR 95        MAR 94       MAR 93
                                            ------       ------       ------        ------       ------

Working Capital (Deficiency)              $ 33,626     $ 43,585     $  7,122    $ (2,553)    $ (4,658)

Total Assets                                41,393       54,040       19,085        9,377        2,914

Deferred Revenue                             1,444        5,529        8,311        6,737        2,530

Long-term Obligations                          739        2,927        2,527        1,400        2,162

Redeemable Convertible Preferred Stock           0            0        1,626       12,526        1,047

Accumulated Deficit                       (58,372)     (44,896)     (35,491)     (25,101)     (15,874)

Shareholders' Equity (Deficit)              36,553       43,312        6,757     (13,204)      (5,282)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
Years Ended March 31, 1997, 1996, 1995, 1994, and 1993
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                          MAR 97       MAR 96       MAR 95       MAR 94       MAR 93
                                          ------       ------       ------       ------       ------

Total net revenues                      $ 11,096     $  6,279     $  5,327     $  5,803     $  6,245
Cost of revenues                             624          122          473        1,022        1,813
Sales and marketing                        7,108        4,510        5,272        5,297        5,841
Research and development                  13,698        9,109        6,520        5,042        3,917
General and administrative                 3,708        3,254        3,557        2,826        3,201
Cost of merger                             1,450            0            0            0            0
                                      --------------------------------------------------------------
Total operating expenses                  26,588       16,995       15,822       14,187       14,772
                                      --------------------------------------------------------------
Operating loss                          (15,492)     (10,716)     (10,495)      (8,384)      (8,527)

Other income (expense)                     2,080        1,005          118        (688)        (276)
                                      --------------------------------------------------------------
Loss before income taxes                (13,412)      (9,711)     (10,377)      (9,072)      (8,803)
                                      --------------------------------------------------------------
Provision for income taxes                    64            0          175          234           39
                                      --------------------------------------------------------------
Net loss                               ($13,476)    ($ 9,711)    ($10,552)    ($ 9,306)    ($ 8,842)
                                      --------------------------------------------------------------
Net loss per share                     ($  0.88)    ($  0.75)    ($  1.09)    ($  1.54)    ($  1.49)
                                      --------------------------------------------------------------
Shares used in per share computation      15,234       13,032        9,674        6,051        5,915

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Acquisition of Eden Group, Ltd.

    In February 1997, the Company acquired all the outstanding stock of Eden Group Ltd. ("Eden"), a UK software publisher. The acquisition has been accounted for as a pooling-of-interests, and the historical consolidated financial statements of the Company for all periods prior to the acquisition have been restated to include the financial position, results of operations, and cash flows of Eden.

Net Revenues

    Net revenues in fiscal year 1997 increased $4,817,000, or 77%, in comparison with fiscal year 1996. License revenue increased between the two periods by $1,971,000, or 42%, and consisted principally of revenue recognized upon the termination or restructuring of four OEM license agreements in fiscal year 1997 for which there were non-refundable, prepaid royalty balances. The prepaid balances related to these agreements had been recorded as deferred revenue, and had not yet been fully amortized at the time the agreements were terminated or restructured. Revenue recognized upon the termination or restructuring of these four agreements was included in license revenue, and accounted for $3,535,000, or 53%, of the Company's license revenue during fiscal year 1997. During fiscal year 1996, revenue resulting from the termination or restructuring of OEM license agreements amounted to $3,175,000.

    In addition to revenue recognized upon the termination or restructuring of license agreements, license revenue for fiscal year 1997 included $1,685,000 of source code license fees paid by two OEM customers. Source code license fees accounted for $250,000 of license revenue during fiscal year 1996. Revenues associated with source code license fees and with the termination or restructuring of OEM license agreements are non-recurring. As a result of these and other non-recurring transactions, revenues during fiscal year 1997 are not indicative of revenues to be recognized in future periods.

    The remainder of license revenue for fiscal year 1997, approximately $1,400,000, consisted primarily of royalties on units sold by OEM licensees. The Company believes that royalties on units sold by OEMs will represent an increasing portion of the Company's revenues in future fiscal periods.

          Revenue related to research and development fees increased $2,546,000, or 156%, during fiscal year 1997 in comparison with fiscal year 1996. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage of completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial increase in research and development fees during fiscal year 1997 over fiscal year 1996 resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees.

    Service revenue of $300,000 in fiscal year 1997 represents amounts earned for the support and maintenance of software licensed by OEM customers.

    Net revenues increased $952,000, or 18%, during fiscal year 1996 in comparison with fiscal year 1995. This result was primarily attributable to the growth of license revenue, which increased $1,245,000, or 37%, in fiscal year 1996 in comparison with fiscal year 1995. Revenue recognized upon the termination or restructuring of OEM license agreements during fiscal year 1996 amounted to $3,175,000. There was no revenue of a similar nature in fiscal year 1995. The growth in license revenue during fiscal year 1996 more than offset the decline in research and development fees, which fell $293,000, or 15%, in fiscal year 1996 in comparison with fiscal year 1995.

Operating Expenses

    Cost of License Revenue. The Company's gross margin percentage on license revenue was 91% in fiscal year 1997, 97% in fiscal year 1996, and 86% in fiscal year 1995. Cost of license revenue for all periods presented consisted principally of license payments to third parties for software that is incorporated into the Company's software. The Company anticipates that its gross margin percentage on license revenue will decline gradually in the event that OEM unit shipments increase and royalty revenues come to represent a greater share of total license revenue.

    Sales and Marketing. Sales and marketing expense increased $2,598,000, or 58%, during fiscal year 1997 in comparison with fiscal year 1996. This increase resulted from the Company's expanded efforts to pursue opportunities in the market for smart phones and mobile communicating devices. As this market has evolved, the Company has dedicated additional resources towards the design and marketing of products and services for wireless devices, and has also broadened its services to VARs and other outside developers of software for the market. To support these activities, staffing and related costs for travel, benefits, and facilities increased during fiscal year 1997 over fiscal year 1996. Sales and marketing expense decreased $762,000, or 14%, during fiscal year 1996 in comparison with fiscal year 1995, due primarily to reduced expenses for technical support, deferred compensation, and marketing programs as the Company abandoned its desktop product lines and phased out entirely its sales activities in the PC market.

    Research and Development. Research and development expense increased $4,589,000, or 50%, during fiscal year 1997 in comparison with fiscal year 1996. This increase was due primarily to the expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. For the same reasons, research and development expense increased by $2,589,000, or 40%, during fiscal year 1996 in comparison with fiscal year 1995.

    General and Administrative. General and administrative expense increased $454,000, or 14%, during fiscal year 1997, in comparison with fiscal year 1996. Higher costs for compensation, recruiting, and outside services were the primary components of this increase. General and administrative expense declined $303,000, or 9%, during fiscal year 1996 in comparison with fiscal year 1995. This decrease was mainly attributable to cost reductions in compensation, accounting software, and executive relocation, partially offset by increases in recruiting costs.

    Cost of Merger. Certain non-recurring transaction charges were incurred in connection with the Company's acquisition of Eden during fiscal year 1997. These expenditures amounted to $1,450,000, and consisted principally of professional fees and regulatory charges.


Other Income (Expense)

    Interest income rose $947,000, or 69%, during fiscal year 1997 in comparison with fiscal year 1996. This increase was attributable to the significantly higher balances available to the Company for short-term investment throughout fiscal year 1997 as a direct result of the Company's secondary public offering of common stock and concurrent sale of common stock to a private investor in November 1995. These concurrent equity offerings raised over $40 million for the Company. As the offerings were not completed until the second half of fiscal year 1996, balances available to the Company for short-term investment were higher during most months of fiscal year 1997 in comparison with the corresponding period of fiscal year 1996. Interest expense declined $128,000, or 34%, during fiscal year 1997 in comparison with fiscal year 1996, as the Company reduced its outstanding balances.

    Interest income increased $902,000, or 190%, during fiscal year 1996 in comparison with fiscal year 1995, due to the concurrent equity offerings in November 1995 which made significantly higher balances available to the Company for short-term investment during the second half of fiscal year 1996.

Provision for Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. The Company has a July 31 year end for income tax purposes. As of March 31, 1997, the Company had net operating loss carryforwards for U.S. federal income tax purposes of approximately $55,370,000, for U.K. income tax purposes of approximately $4,073,000, and for state income tax purposes of approximately $18,090,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $1,718,000 and for state income tax purposes of approximately $708,000. Utilization of the company's U.S. net operating loss and research credit carryforwards will be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Liquidity and Capital Resources

    The Company's cash, cash equivalents, and marketable securities declined to $36.8 million at March 31, 1997 from $50.7 million at March 31, 1996. This net decrease of $13.9 million resulted from the use of cash during the period of $16.1 million for operating activities and $2.3 million for the purchase of property and equipment, offset by the net receipt of approximately $4.4 million through equity and debt financing activities. The Company expects to incur additional substantial losses at least through its fiscal year ending March 31, 1998, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 1998.

    Prepaid expenses and other current assets increased $198,000 from March 31, 1996 to March 31, 1997, due to increases in the balance of prepaid insurance premiums in connection with the Company's commercial and liability coverages. Property and equipment, net of depreciation, increased $1,052,000 from March 31, 1996 to March 31, 1997, due to equipment purchases for new employees, leasehold improvements related to office expansions, and ongoing enhancements to the Company's computer equipment used for research and development.

    Accounts payable and accrued liabilities decreased $68,000 at March 31, 1997 in comparison with March 31, 1996, principally because of higher accrual balances in the previous fiscal year for issuance costs in connection with the Company's equity offerings in November 1995. Deferred revenue at March 31, 1997 fell $4,085,000 from March 31, 1996, as the Company recognized as revenue in fiscal year 1997 certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during fiscal year 1997 exceeded the amount of any payments collected during the period, causing the balance in deferred revenue to decline significantly. The significant decrease in the Company's deferred revenue balance during the period was attributable primarily to the recognition as revenue of $3,535,000 in connection with the termination or restructuring of four OEM license agreements for which there had been non-refundable, prepaid royalty balances outstanding at the time of the termination or restructuring. Other current liabilities increased $323,000 from March 31, 1996 to March 31, 1997 as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Lease obligations decreased $303,000 from March 31, 1996 to March 31, 1997, as monthly lease payments amortized outstanding principal balances. Notes payable at March 31, 1996 to former shareholders of Eden in the amount of $1,755,000 were converted into equity concurrent with the Company's acquisition of Eden in February 1997.

Factors Affecting Future Operating Results

Please See the Risk Factors discussion in Part I, Item 1, beginning on page 20.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors

The Board of Directors and Shareholders
Geoworks

We have audited the accompanying consolidated balance sheets of Geoworks as of March 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks at March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.


                                       /s/ Ernst & Young LLP
                                       ---------------------
                                       Ernst & Young LLP

San Francisco, California
April 23, 1997

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                              MARCH 31
                                                                          1997         1996
                                                                      -------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $  6,319     $ 11,052
   Marketable securities                                                  30,501       39,625
   Prepaid expenses and other current assets                                 907          709
                                                                      -------------------------
Total current assets                                                      37,727       51,386

Property and equipment, net                                                3,546        2,494
Other assets                                                                 120          160
                                                                      -------------------------
Total assets                                                            $ 41,393     $ 54,040
                                                                      =========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities                             $  1,193     $  1,261
   Accrued compensation and related expenses                               1,029          706
   Lease obligations due within one year                                     435          305
   Deferred revenue                                                        1,444        5,529
                                                                      -------------------------
Total current liabilities                                                  4,101        7,801

Notes payable to shareholders of Eden Group, Ltd.                              -        1,755
Lease obligations due after one year                                         739        1,172
Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value; 2,000 shares authorized; no shares
     issued or outstanding                                                     -            -
   Common stock, no par value; 20,000 shares authorized; 15,471 shares issued and outstanding (1996 - 14,624 shares)
                                                                          94,851       88,448
   Accumulated deficit                                                   (58,372)     (44,896)
   Notes receivable from shareholders                                        (68)        (122)
   Deferred compensation                                                     (32)        (175)
   Cumulative foreign currency translation adjustment                        174           57
                                                                      -------------------------
Total shareholders' equity                                                36,553       43,312
                                                                      -------------------------
Total liabilities and shareholders' equity                              $ 41,393     $ 54,040
                                                                      =========================

See accompanying notes.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                 YEAR ENDED MARCH 31
                                          1997         1996          1995
                                      --------------------------------------

Revenues:
    License revenue                     $  6,620     $  4,649     $  3,404
    Research and development fees          4,176        1,630        1,923
    Service revenue                          300          -            -
                                      --------------------------------------
Total net revenues                        11,096        6,279        5,327

Operating expenses:
    Cost of license revenue                  624          122          473
    Sales and marketing                    7,108        4,510        5,272
    Research and development              13,698        9,109        6,520
    General and administrative             3,708        3,254        3,557
    Cost of merger                         1,450          -            -
                                      --------------------------------------
Total operating expenses                  26,588       16,995       15,822
                                      --------------------------------------
Operating loss                           (15,492)     (10,716)     (10,495)

Other income (expense):
    Interest income                        2,324        1,377          475
    Interest expense                        (244)        (372)        (357)
                                      --------------------------------------
Total other income (expense)               2,080        1,005          118
                                      --------------------------------------
Loss before income taxes                 (13,412)      (9,711)     (10,377)
Provision for income taxes                    64          -            175
                                      --------------------------------------
Net loss                                $(13,476)    $ (9,711)    $(10,552)
                                      ======================================

Net loss per share                      $  (0.88)    $  (0.75)    $  (1.09)
                                      ======================================
Shares used in per share computation      15,234       13,032        9,674
                                      ======================================

See accompanying notes.

                 Consolidated Statements of Shareholders' Equity
                                 (in thousands)



                                                                                        NOTE                 CUMULATIVE
                                                                                    RECEIVABLE                FOREIGN        TOTAL
                                     CONVERTIBLE                                       FROM                   CURRENCY       SHARE
                                   PREFERRED STOCK      COMMON STOCK    ACCUMULATED   SHARE-    DEFERRED    TRANSLATION     HOLDERS'
                                  SHARES     AMOUNT   SHARES    AMOUNT    DEFICIT     HOLDERS COMPENSATION   ADJUSTMENT     EQUITY
                                  -----------------   ----------------  ------------------------------------------------------------
  Balances at March 31, 1994       3,239   $  9,165    3,419  $  4,262   $(25,311)    $ (248)    $ (1,160)     $   (2)   $  (13,294)
Common shares issued under stock
   option and stock purchase plans   -          -        948       221          -         (3)           -           -           218
Conversion of redeemable
   preferred stock into common
   stock                             -          -      1,524    10,950          81         -            -           -        11,031
Conversion of notes payable to
   shareholders to common stock      -          -        350     2,098          -          -            -           -         2,098
Conversion of convertible
   preferred stock into common
   stock                          (3,239)    (9,165)   2,816     9,165          -          -            -           -             -
Issuance of common stock in
   initial public offering,
   net of offering costs of          -          -      1,725     8,650          -          -            -           -         8,650
                                                                                                                           $  1,700
Issuance of common stock in
   private placement                 -          -      1,000     7,500          -          -            -           -         7,500
Payments received from
   shareholders                      -          -        -         -            -        128            -           -           128
Foreign currency translation
   adjustment                        -          -        -         -            -          -            -          (8)           (8)
Amortization of deferred
   compensation                      -          -        -         -            -          -          674           -           674
Net loss                             -          -        -         -      (10,552)         -            -           -       (10,552)
                                  -----------------   ----------------  ------------------------------------------------------------
  Balances at March 31, 1995         -          -     11,782    42,846    (35,782)      (123)        (486)        (10)        6,445
Common shares issued under
   stock option and stock
   purchase plans                    -          -        511       612          -         (1)           -           -           611
Issuance of common stock in
   secondary offering and
   private placement, net of
   offering costs of $2,910          -          -      2,209    44,590          -          -            -           -        44,590

                                 (in thousands)

                                                                                        NOTE                 CUMULATIVE
                                                                                    RECEIVABLE                FOREIGN        TOTAL
                                     CONVERTIBLE                                       FROM                   CURRENCY       SHARE
                                   PREFERRED STOCK      COMMON STOCK    ACCUMULATED   SHARE-    DEFERRED    TRANSLATION     HOLDERS'
                                  SHARES     AMOUNT   SHARES    AMOUNT    DEFICIT     HOLDERS COMPENSATION   ADJUSTMENT     EQUITY
                                  -----------------   ----------------  ------------------------------------------------------------
Issuance of common stock in
   private placement                   -$         -      122   $   400   $          $      -    $         $
                                                                                           -            -           -           400
Unrealized loss on marketable
   securities                          -          -        -         -         (4)         -            -           -            (4)
Payments received from
   shareholders                        -          -        -         -          -          2            -           -             2
Foreign currency translation
   adjustment                          -          -        -         -          -          -            -          67            67
Amortization of deferred
   compensation                        -          -        -         -          -          -          311           -           311
Adjustment for                         -          -        -         -        601          -            -           -           601
   pooling-of-interests
Net loss                               -          -        -         -     (9,711)         -            -           -        (9,711)
  Balances at March 31, 1996           -          -   14,624    88,448    (44,896)      (122)        (175)         57        43,312
Common stock issued under
   stock option and stock              -          -      318     1,341          -          -            -           -         1,341
   purchase plans
Issuance of common stock in
   private placement                   -          -      444     3,043          -          -            -           -         3,043
Conversion of notes payable to
   shareholders to common stock        -          -       85     2,019          -          -            -           -         2,019
Payments received from
   shareholders                        -          -        -         -          -         54            -           -            54
Foreign currency translation
   adjustment                          -          -        -         -          -          -            -         117           117
Amortization of deferred
   compensation                        -          -        -         -          -          -          143           -           143
Net loss                               -          -        -         -    (13,476)         -            -           -       (13,476)
 Balances at March 31, 1997            -    $     -   15,471  $ 94,851  $ (58,372)   $    (68)  $     (32) $      174      $ 36,553

See accompanying notes.

                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                       YEAR ENDED MARCH 31
                                                                                1997          1996          1995
                                                                           ----------------------------------------

OPERATING ACTIVITIES
Net loss                                                                    $ (13,476)    $  (9,711)    $ (10,552)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                1,221           821           829
   Amortization of deferred compensation                                          143           311           674
   Other                                                                          264           -             145
   Changes in operating assets and liabilities:
     Other current assets                                                        (158)         (332)           53
     Deferred revenues                                                         (4,085)       (2,782)        1,574
     Other current liabilities                                                    255           670          (235)
                                                                           ----------------------------------------
Net cash used in operating activities                                         (15,836)      (11,023)       (7,512)

INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements                   (2,292)       (1,317)         (889)
Purchases of marketable securities                                            (62,655)     (119,070)      (14,482)
Sales of marketable securities                                                 52,383        78,377         1,235
Maturities of marketable securities                                            19,396        15,550             -
Other                                                                               -           329           199
                                                                           ----------------------------------------
Net cash provided by (used in) investing activities                             6,832       (26,131)      (13,937)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable to shareholders                             -           409           119
Proceeds from sale/leaseback of equipment                                           -           288           900
Payment of obligations under capital leases                                      (284)         (225)          (58)
Proceeds from issuance of common stock                                          4,384        45,602        16,466
Proceeds from notes receivable from shareholders                                   54             2           128
                                                                           ----------------------------------------
Net cash provided by financing activities                                       4,154        46,076        17,555

Foreign currency translation adjustments                                          117            67            (8)
                                                                           ----------------------------------------
Net (decrease) increase in cash and cash equivalents                           (4,733)        8,989        (3,902)
Cash and cash equivalents, beginning of year                                   11,052         2,063         5,965
                                                                           ----------------------------------------
Cash and cash equivalents, end of year                                      $   6,319     $  11,052     $   2,063
                                                                           ========================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of preferred stock to common stock                              $        -     $       -     $  20,115
                                                                           ========================================
Conversion of notes payable to shareholders and related accrued interest
   to common stock                                                          $   2,019     $       -     $   2,098
                                                                           ========================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments                                                           $     244     $     372     $     357
                                                                           ========================================
Income tax payments                                                         $      64     $       -     $     175
                                                                           ========================================

See accompanying notes.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Geoworks (the "Company") develops and markets operating system and application software for the emerging mobile communicating device market.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated.

As more fully described in Note 8, in February 1997, Geoworks acquired Eden Group, Ltd. The acquisition has been accounted for as a pooling-of-interests and the historical consolidated financial statements of Geoworks for all periods prior to the date of the acquisition have been restated to include the financial position, results of operations and cash flows of Eden Group, Ltd. Costs of the merger are included in the consolidated results of operations for fiscal year 1997.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


REVENUE RECOGNITION

License revenue represents revenue from hardware manufacturers that incorporate the Company's software products into their systems, software publishers who produce customized versions of the Company's software for specific markets and communication services providers whose services are accessed through products utilizing the Company's operating system software. Revenues from products or technology licensed to original equipment manufacturers ("OEMs") are recognized when the related products or technology is accepted by the OEM customer. Advance payments of license fees (prepaid royalties) are recorded as deferred revenue and recognized as license revenue as products containing the licensed software are sold and reported by the licensee. If an OEM license agreement is terminated (through contract termination or as a result of product discontinuation), any remaining deferred revenue related to unamortized prepaid royalties is recognized as revenue, provided that the Company has no material obligations remaining under the agreement. For fiscal year 1995, license revenue also includes sales of operating system and application software to end users and distributors.

Research and development fees represent amounts received pursuant to contracts with OEMs under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs.

Service revenue represents amounts earned for the support and maintenance of software licensed by OEM customers.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid U.S. government securities with original maturities of three months or less and are stated at cost, which approximates fair value.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS No. 115), management is required to determine the appropriate classification of its debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. The Company has classified all of its marketable securities as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, included in shareholders' equity until disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income.


CAPITALIZED SOFTWARE

The Company has not capitalized any software development expenses for its products as such expenses have been incurred prior to the Company's products attaining technological feasibility or such costs have been reimbursed by third parties in connection with OEM license agreements. Software development expenses incurred for product enhancements after the product has reached technological feasibility have not been material and, accordingly, have been charged to operations as incurred.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of four years. Assets acquired under capital lease obligations and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses for projects for which OEM funding was received were $7,439,000, $3,639,000 and $1,629,000 for fiscal years 1997, 1996 and 1995, respectively, of which $4,176,000, $1,630,000 and $1,923,000 was funded and recognized as revenue in fiscal years 1997, 1996 and 1995, respectively.

MAJOR CUSTOMERS

Revenues from four major customers accounted for 20%, 17%, 10% and 10% of net revenues for fiscal year 1997. Revenues from two major customers accounted for 40% and 11% of total revenues for fiscal year 1996. Revenues from two major customers accounted for 19% and 14% of total revenues for fiscal year 1995.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to apply the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB Opinion 25") and related Interpretations in accounting for its stock option and stock purchase plans and has not recognized compensation cost in connection with such plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal years 1997 and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123 is presented in
Note 5.

PER SHARE DATA

Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from convertible preferred stock and from stock options and warrants are not included in the computation as they are anti-dilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. The adoption of this statement is not expected to have a significant effect on the historical loss per share of the Company for fiscal 1997, 1996 or 1995.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during each period. Resulting translation adjustments are recorded directly to a separate component of shareholders' equity.

2. MARKETABLE SECURITIES

The Company's available-for-sale debt and equity securities consist of the following at March 31, 1997 and 1996 (in thousands):

                                                            GROSS          GROSS
                                                          UNREALIZED     UNREALIZED       ESTIMATED
                                                COST         GAINS         LOSSES        FAIR VALUE
                                               ----------------------------------------------------
MARCH 31, 1997
U.S. Agency bonds                              $ 10,993      $    -         $    -         $ 10,993
U.S. Treasury securities                          6,886           -              -            6,886
U.S. commercial paper and corporate bonds
                                                  1,950           -              -            1,950
                                               ----------------------------------------------------
                                                 19,829           -              -           19,829
Equity securities (mutual funds)                 10,672           -              -           10,672
                                               ----------------------------------------------------
                                               $ 30,501      $    -         $    -         $ 30,501
                                               ====================================================

MARCH 31, 1996
U.S. Agency bonds                              $  5,983      $      1       $    -         $  5,984
U.S. Treasury securities                         21,499             9            -           21,508
U.S. commercial paper and corporate bonds
                                                  8,456           -              (14)         8,442
                                               ----------------------------------------------------
                                                 35,938            10            (14)        35,934
Equity securities (mutual funds)                 11,570           -              -           11,570
                                               ----------------------------------------------------
                                               $ 47,508      $     10       $    (14)      $ 47,504
                                               ====================================================

Such debt and equity securities have been recorded as follows (in thousands):

                                     MARCH 31
                                1997        1996
                             -----------------------

Cash and cash equivalents      $   -        $ 7,879
Marketable securities           30,501       39,625
                             -----------------------
                               $30,501      $47,504
                             =======================


Substantially all of the Company's investments in debt and equity securities at March 31, 1997 and 1996 are due within one year.

3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                          MARCH 31
                                                     1997         1996
                                                  ----------------------

Equipment                                           $3,999      $3,128
Furniture and fixtures                                 976         662
Leasehold improvements                                 823         329
Land and buildings                                     467         467
                                                  ----------------------
                                                     6,265       4,586
Less accumulated depreciation and amortization       2,719       2,092
                                                  ----------------------
                                                    $3,546      $2,494
                                                  ======================



4. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("FAS 109"), under which the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                                MARCH 31
                                                         1997             1996
                                                    ----------------------------
Net operating loss carryforwards                       $ 21,809       $ 14,906
Research and development tax credit carryforwards         2,178          1,620
Deferred revenue                                            592          2,177
Capitalized research expenditures                         1,269            588
Other, net                                                  331            186
                                                    ----------------------------
Total deferred tax assets                                26,179         19,477
Valuation allowance on deferred tax assets              (26,179)       (19,477)
                                                    ----------------------------
Net deferred tax assets                                $      -       $      -
                                                    ============================


The income tax provisions of $64,000 and $175,000 for fiscal years 1997 and 1995, respectively, consist of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers.

The changes in the valuation allowance for fiscal years 1997 and 1996 were $6,702,000 and $5,776,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 1997 include approximately $3,900,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to shareholders' equity.

The Company has a July 31 year end for income tax purposes. As of March 31, 1997, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $55,370,000, for U.K. income tax purposes of approximately $4,073,000, and for state income tax purposes of $18,090,000. The Company also has federal and state research and development credit carryforwards of approximately $1,718,000 and $708,000, respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 1998 through 2012.

Utilization of the Company's U.S. net operating loss and research credit carryforwards will be subject to an annual limitation due to the change in ownership provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.


5. SHAREHOLDERS' EQUITY

PREFERRED STOCK

The Company's Articles of Incorporation authorize two million shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock with rights, preferences, privileges and restrictions, including vesting rights, without any further vote or action by the shareholders.

STOCK OPTION PLANS

Under the Company's stock option plans, incentive and nonqualified stock options may be granted to employees, consultants and outside directors, to purchase a maximum of 5,255,000 common shares. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant. In the case of incentive stock options, the exercise price is at least equal to the fair market value of the stock on the grant date. Options for new employees generally vest 25% on the first anniversary of the recipient's hire date and 1/48 per month thereafter. Options for continuing employees generally vest 1/48 per month from the date of grant. Options expire ten years from the date of grant.

The following table summarizes activity under the Company's stock option plans:

                                                                     WEIGHTED
                                                       NUMBER         AVERAGE
                                                     OF SHARES    EXERCISE PRICE
                                                   -----------------------------
Balance at March 31, 1994                            1,596,000       $     .52
    Granted                                            394,000            6.68
    Exercised                                         (352,000)            .40
    Forfeited                                         (111,000)           3.32
                                                   -----------------------------
Balance at March 31, 1995                            1,527,000            2.00
    Granted                                          1,100,000           14.33
    Exercised                                         (357,000)            .78
    Forfeited                                          (55,000)           7.87
                                                   -----------------------------
Balance at March 31, 1996                            2,215,000            8.25
    Granted                                          1,439,000           19.06
    Exercised                                         (292,000)           2.66
    Forfeited                                         (190,000)          11.05
                                                   -----------------------------
Balance at March 31, 1997                            3,172,000           13.43
                                                   =============

Outstanding  options exercisable and vested at
    March 31, 1997                                     942,000            6.55
                                                   =============

Options available for grant at March 31, 1997          487,000
                                                   =============


The weighted average fair value at grant date of options granted during fiscal years 1997 and 1996 was $12.21 and $10.28 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                                     OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                    ----------------------------------------------------------------------------------------
                                           WEIGHTED
                                           AVERAGE           WEIGHTED                          WEIGHTED
                                          REMAINING          AVERAGE           NUMBER           AVERAGE
   EXERCISABLE     NUMBER OUTSTANDING  CONTRACTUAL LIFE   EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
     PRICES                                                                  AND VESTED
------------------ ------------------- ----------------- ----------------- ---------------- ----------------

$       .27-4.00           547,000            5.93       $        .61            453,000    $        .59
       6.25-9.00           412,000            8.43               6.69            161,000            6.63
     11.25-16.50           841,000            8.58              13.64            284,000           13.46
     17.75-19.50           873,000            9.89              17.88             11,000           18.15
     20.50-29.00           499,000            9.40              24.69             33,000           24.56
                      ================                                       ==============
                         3,172,000                                               942,000
                      ================                                       ==============


EMPLOYEE STOCK PURCHASE PLAN

During fiscal year 1995, the Company established an employee stock purchase plan for all employees meeting certain eligibility criteria. Under the plan, employees may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 200,000 shares have been reserved for issuance under the plan. In fiscal years 1997 and 1996, 26,000 and 44,000 shares, respectively, were issued under the plan at average prices of $18.83 and $7.93 per share. At March 31, 1997, a total of 116,000 shares were available for issuance under the plan.

STOCK COMPENSATION
The Company has adopted the disclosure-only provisions of FAS 123 and applies APB Opinion 25 and related Interpretations in accounting for its stock option and employee stock purchase plans and has not recognized compensation cost. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal years 1997 and 1996, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                  YEAR ENDED MARCH 31
                                                1997              1996
                                            -------------------------------

Net loss - as reported                        $ (13,476)        $  (9,711)
Net loss - pro forma                            (17,410)          (10,673)

Net loss per share - as reported                  (.88)             (.75)
Net loss per share - pro forma                   (1.14)             (.82)

The effect on net loss and net loss per share is not expected to be indicative of the effects on net loss and net loss per share in future years.

The fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for fiscal years 1997 and 1996: expected volatility calculations based on historical data (.893) and risk free interest rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option lives of five years (6.27% and 5.75%, respectively). No dividends are assumed.


NOTES RECEIVABLE FROM SHAREHOLDERS

Notes receivable from shareholders consists of the following (in thousands):

                                                                        MARCH 31
                                                                 1997             1996
                                                               --------------------------

Note receivable from officer, with interest at 5.0% payable
    semiannually, due October 4, 1998                           $   67           $  120
Other notes receivable from officers and employees                   1                2
                                                               --------------------------
                                                                $   68           $  122
                                                               ==========================


The notes receivable from shareholders arose from the sale of the Company's common stock and are secured by the shares of common stock issued. In addition, the note due October 4, 1998, is secured by a deed of trust on such officer's principal residence.

6. RETIREMENT PLAN

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

The Company may, at its discretion, contribute amounts to the 401(k) plan. No employer contributions were made during fiscal years 1997, 1996 or 1995.


7. COMMITMENTS

The Company leases its office facilities and certain computer equipment under noncancelable lease agreements which require the Company to pay operating costs, including property taxes, insurance and maintenance. The Company's facilities leases are secured by certificates of deposit in the amount of $56,000 and $84,000 at March 31, 1997 and 1996, respectively, which are included in other assets. Rent expense was $1,207,000, $849,000 and $854,000 for fiscal years 1997, 1996 and 1995, respectively.

The Company also leases certain furniture and equipment under noncancelable capital lease agreements. The cost of equipment under capital leases was approximately $1,258,000 and $1,285,000 at March 31, 1997 and 1996,
respectively. The related accumulated amortization was approximately $919,000 and $598,000 at March 31, 1997 and 1996, respectively. Amortization of assets under capital leases is included in depreciation expense.

During fiscal years 1996 and 1995, the Company sold certain equipment for $288,000 and $900,000, respectively, which it is leasing back for three and a half year periods. No gain or loss was recognized on these transactions. The Company is required to purchase the equipment from the lessor at the completion of the lease for 20% of the sales price. The minimum lease payments are included in future minimum payments due under capital leases below.

Future minimum payments under noncancelable operating leases having terms in excess of one year and capital leases are due as follows (in thousands):

                                             OPERATING     CAPITAL
FISCAL YEAR                                    LEASES      LEASES
                                           -------------------------

   1998                                      $  1,317      $  435
   1999                                         1,235         386
   2000                                           563          30
   2001                                           496           -
   2002 and thereafter                            753           -
                                           -------------------------
                                             $  4,364         851
                                           ============
   Less amount representing interest                          132
                                                         -----------
                                                              719
   Amounts due within one year                                330
                                                         -----------
                                                           $  389
                                                         ===========

Lease obligations in the accompanying consolidated balance sheet also include deferred rent expense relating to the Company's facilities leases totaling $105,000 and $140,000 in amounts due within one year and amounts due after one year, respectively, at March 31, 1997.

Also included in lease obligations in the accompanying balance sheet is approximately $210,000 due under a mortgage for a building owned in the U.K.

8. ACQUISITION OF EDEN GROUP LTD.

In February 1997, the Company acquired Eden Group, Ltd. ("Eden"), a U.K. publisher of operating system and application software for mobile computing and communications products. The Company issued approximately 1,282,000 shares of its common stock to Eden in exchange for all outstanding shares of capital stock and stock options of Eden. The transaction was accounted for as a pooling-of-interests. The Company's historical consolidated financial statements for prior periods have been restated to reflect the financial position, results of operations and cash flows of Eden.

The consolidated statements of operations for the year ended March 31, 1997 include the results of operations of Eden for the same period. The consolidated statements of operations for the years ended March 31, 1996 and 1995 include the results of operations of Eden for the years ended June 30, 1996 and 1995, respectively. Accordingly, an adjustment in the amount of $601,000 has been made to the accumulated deficit to eliminate the effect of twice reporting the net loss of Eden for the three months ended June 30, 1996.

Components of the consolidated results of operations of Geoworks and Eden for periods prior to the merger are as follows:

                    NINE MONTHS ENDED
                       DECEMBER 31           YEAR ENDED MARCH 31
                          1996             1996              1995
                   ---------------------------------------------------
Net revenues:
   Geoworks          $     7,664      $     4,999       $     3,949
   Eden                    1,501            1,280             1,378
                   ---------------------------------------------------
Total                $     9,165      $     6,279       $     5,327
                   ===================================================

Net loss:
   Geoworks          $    (6,924)     $    (8,693)      $   (10,193)
   Eden                     (729)          (1,018)             (359)
                   ---------------------------------------------------
Total                $    (7,653)     $    (9,711)      $   (10,552)
                   ===================================================

9. INFORMATION BY GEOGRAPHIC AREA

Information regarding operating information and identifiable assets at the end of each year presented by geographic area is as follows (in thousands):

                                                          YEAR ENDED MARCH 31
                                               1997             1996           1995
                                          ----------------------------------------------
Revenues:
U.S. Operations:
    Domestic revenues                        $   4,843       $   2,249      $   2,805
    Export revenues:
       Japan                                     2,684           2,500          1,119
       Europe                                    1,543             250             25
Foreign Operations (principally Europe)          2,026           1,280          1,378
                                          ----------------------------------------------
                                             $  11,096       $   6,279      $   5,327
                                          ==============================================

                                                          YEAR ENDED MARCH 31
                                               1997             1996           1995
                                          ----------------------------------------------
Operating loss:
U.S. Operations                              $ (14,054)      $  (9,464)     $  (9,489)
Foreign Operations                              (1,438)         (1,252)        (1,006)
                                          ----------------------------------------------
                                             $ (15,492)      $ (10,716)     $ (10,495)
                                          ==============================================

                                                          YEAR ENDED MARCH 31
                                               1997             1996           1995
                                          ----------------------------------------------
Identifiable assets:
U.S. Operations                              $  37,900       $  52,898      $  18,325
Foreign Operations                               3,493           1,142            760
                                          ----------------------------------------------
                                             $  41,393       $  54,040      $  19,085
                                          ==============================================

10. INVESTMENT IN WINK COMMUNICATIONS INCORPORATED

In October 1994, Geoworks transferred certain technology and rights to Wink Communications Incorporated ("Wink") in exchange for a minority equity interest in Wink. The costs of developing this technology were previously charged to operations; accordingly, no value has been attributed to this minority equity interest in the accompanying consolidated financial statements. The former Chairman of Geoworks serves as Chairman of Wink.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


PART III

ITEM 10.


    The information required by this Item with respect to executive officers is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1997 Annual Meeting of Shareholders.


ITEM 11.

    The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1997 Annual Meeting of Shareholders.

ITEM 12.

    The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1997 Annual Meeting of Shareholders.

ITEM 13.

    The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1997 Annual Meeting of Shareholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

         1. Financial Statements. The following Consolidated Financial Statements of Geoworks and Report of Independent Auditors are included in Item 8

                           Report of Independent Auditors

                           Consolidated Balance Sheets - March 31, 1997 and 1996

                           Consolidated Statements of Operations - Years Ended March 31, 1997, 1996 and 1995

                           Consolidated Statements of Shareholders' Equity Years Ended March 31, 1997, 1996 and 1995

                           Consolidated Statements of Cash Flows Years Ended March 31, 1997, 1996 and 1995

                           Notes to Consolidated Financial Statements

         2. Financial Statement Schedules All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.


         3.       Exhibits

                  Exhibit Description of Document

                  2.1 Recommended Offer to Purchase the Entire Issued Share Capital of Eden Group Limited (formerly filed as
                           Exhibit 2.1 with the Registrant's report on Form 8-K March 10, 1997)

                  2.2      Warranty and Covenant Agreement in relation to

                           Eden Group Limited (formerly filed as Exhibit 2.2 with the Registrant's report on Form 8-K filed March 10, 1997)

                  2.3 Escrow Agreement (formerly filed as Exhibit 2.3 with the Registrant's report on Form 8-K filed March 10,
                           1997)


                  3.1 Articles of Incorporation of Registrant (formerly filed as Exhibit 3.1 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)

                  3.2 Bylaws of Registrant (formerly filed as Exhibit 3.2 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)


                  10.1     Form of Indemnification Agreement (formerly filed as
                           Exhibit 10.1 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)

                  10.2     1987 Stock Option Plan (formerly filed as Exhibit
                           10.2 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22,
                           1994)*

                  10.3 1994 Stock Plan and Form of Stock Option Agreement (formerly filed as Exhibit 10.3 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1996)*

                  10.4 Employee Stock Purchase Plan and Form of Subscription Agreement (formerly filed as Exhibit 10.4 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)*

                  10.5 Software License Agreement between Canon Business Machines, Inc. and Geoworks dated April 5, 1993 (formerly filed as Exhibit 10.10 with the Registrant's report on Form 10-Q for the quarter ended December 31, 1996)

                  10.6 Corporate Technology Agreement between Toshiba Corporation and Geoworks dated March 17, 1993 (formerly filed as Exhibit 10.12 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)###

                  10.7 Third Amended and Restated Registration Rights Agreement dated March 4, 1994 between Geoworks and certain Holders of Common Stock and Preferred Stock (formerly filed as Exhibit 10.15 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)

                  10.8 Lease dated December 30, 1993 for facilities located at 960 Atlantic Avenue, Alameda, California (formerly filed as Exhibit 10.16 with the Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)

                  10.9 Amendment Number One to Corporate Technology Agreement between the Company and Toshiba Corporation (formerly filed as Exhibit 10.17 with the Registrant's report on Form 10-Q for the quarter ended June 30, 1994)###

                  10.10 Geoworks - Brother Technology License Agreement, effective as of September 30, 1994 (formerly filed as Exhibit 10.18 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1994)###

                  10.11 Geoworks - Hewlett-Packard Company Technology License Agreement, effective as of September 21, 1994 (formerly filed as Exhibit 10.20 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1994)###

                  10.12 Lease dated September 30, 1994 for facilities located at 2001 Center Street, Berkeley, California (formerly filed as Exhibit 10.22 with the Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995)

                  10.13 Software Development and Licensing Agreement between Nokia Mobile Phones Ltd. and Geoworks dated December 2, 1994 (formerly filed as Exhibit 10.23 with the Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995) ###

                  10.14 Master Lease Agreement between LINC Capital Management Services, LTD. and Geoworks dated December 8, 1994 (formerly filed as Exhibit 10.24 with the Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995)

                  10.15 Amendment No. 1 to Software License Agreement dated June 15, 1995 between Geoworks and Tandy Corporation (formerly filed as Exhibit 10.25 with the Registrant's Registration Statement on Form S-3 (File No. 33-97060))

                  10.16 Agreement to Purchase and Sell Common Stock dated November 3, 1995 between Toshiba and Geoworks (formerly filed as Exhibit 10.26 with the Registrant's Form 8-K or amendments thereto on Form 8-KA on November 6, 1995)

                  10.17 Amendment Number Three to Corporate Technology Agreement between the Company and Toshiba Corporation (formerly filed as Exhibit 10.27 with the Registrant's report on Form 10-Q for the quarter ended December 31, 1995) ###

                  10.18 Technology License Agreement dated January 12, 1996 between Geoworks and Ericsson Mobile Communications (formerly filed as Exhibit 10.28 with Registrant's report on Form 10-K for the year ended March 31,
                           1996)###

                  10.19 Amendment Number Five to lease for facilities located at 960 Atlantic Avenue, Alameda, CA, dated March 15, 1996 (formerly filed as Exhibit 10.29 with Registrant's report on Form 10-K for the year ended March 31, 1996)

                  10.20 Amendment Numbers One and Two to lease for facilities located at 2001 Center Street, Berkeley, CA, dated January 18, 1996 and February 29, 1996, respectively (formerly filed as Exhibit 10.30 with Registrant's report on Form 10-K for the year ended March 31,
                           1996)

                  10.21 Addendum Number One to Technology License Agreement between Geoworks and Brother, dated March 29, 1996 (formerly filed as Exhibit 10.31 with Registrant's report on Form 10-K for the year ended March 31,
                           1996) ###

                  10.22 International Business Machines Corporation, Letter Agreement dated April 16, 1996 (formerly filed as
                           Exhibit 10.33 with the Registrant's report on Form 10-Q for the quarter ended June 30, 1996)###

                  10.23 Addendum Number Two to Technology License Agreement between Geoworks and Brother International Corporation, dated June 28, 1996 (formerly filed as
                           Exhibit 10.34 with the Registrant's report on Form 10-Q for the quarter ended June 30, 1996)###

                  10.24    Supplemental Stock Option Plan (formerly filed as
                           Exhibit 10.35 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1996)*

                  10.25 Technology License Agreement between Geoworks and NEC Corporation, dated April 26, 1996 (formerly filed as
                           Exhibit 10.36 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1996)###

                  10.26 Amendment Number One to Technology License Agreement between Sharp Corporation and Geoworks, dated September 13, 1996 (formerly filed as Exhibit 10.37 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1996)

                  10.27 Amendment Number One to Software License Agreement dated December 5, 1996 between Casio Computer Co., Ltd. and Geoworks (formerly filed as Exhibit 10.38 with the Registrant's report on Form 10-Q for the quarter ended December 31, 1996)

                  10.28 Addendum to Corporate Technology Agreement between Geoworks and Toshiba, dated December 16, 1996 (formerly filed as Exhibit 10.39 with the Registrant's report on Form 10-Q for the quarter ended December 31, 1996)###

                  10.29    1997 Supplemental Stock Plan (formerly filed as
                           Exhibit 4.1 with the Registrant's Registration Statement on Form S-8 filed March 25, 1997)*

                  10.30 Form of Stock Option Agreement under the 1997 Supplemental Stock Plan (formerly filed as Exhibit
                           4.2 with the Registrant's Registration Statement on Form S-8 filed March 25, 1997)*


                  21.1     List of subsidiaries

                  23.1     Consent of Independent Auditors (see Page 68)

                  24.1     Power of Attorney (see Page 66)

                  27.1     Financial Data Schedule

                           ### Confidential treatment has been granted as to
                                   portions thereof

                           * Management contract for compensatory plan or
                                   arrangement

(b)      REPORTS ON FORM 8-K

         The Company filed a Form 8-K on March 10, 1997, in connection with the Company's acquisition by the Company of the Eden Group, Ltd.

(c)      EXHIBITS

         See Item 14(a)3 above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14(a)2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June ___, 1997

                                     GEOWORKS



                                     by:  /s/ Gordon E. Mayer
                                     -----------------------------------------
                                     Gordon E. Mayer
                                     President, Chief Executive Officer and
                                     Chairman of the Board


                                POWER OF ATTORNEY

KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon E. Mayer and David A. Thatcher and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Security Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                         Title                          Date

/s/ Gordon E. Mayer         President, Chief Executive Officer    June 25, 1997
---------------------       and Chairman of the Board
Gordon E. Mayer             (Principal Executive Officer)


/s/ David A. Thatcher       Chief Financial Officer               June ___, 1997
---------------------
David A. Thatcher

/s/ Clive G. Smith          Director                              June ___, 1997
---------------------
Clive G. Smith

/s/ Bruce W. Dunlevie       Director                              June ___, 1997
---------------------
Bruce W. Dunlevie

/s/ Eric Schmidt            Director                              June ___, 1997
---------------------
Eric Schmidt

/s/ Reijo Pajaanen          Director                              June ___, 1997
---------------------
Reijo Pajaanen

/s/ Daniel L. Sicotte       Controller                            June ___, 1997
---------------------
Daniel L. Sicotte

                         CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Plan (Form S-8 No. 333-84152), the Supplemental Option Plan (Form S-8 No. 333-09569), and the 1997 Supplemental Plan (Form S-8 No. 333-23901), and the Registration Statement, including Amendment No. 1 thereto (Form S-3 No. 333-24097) and in the related prospectus of Geoworks, of our report dated April 23, 1997, with respect to the consolidated financial statements of Geoworks included in the Annual Report on Form 10-K for the year ended March 31, 1997.


                                          /s/ Ernst & Young LLP
                                          -------------------------
                                              Ernst & Young LLP




San Francisco, California
June 25, 1997

                                    GEOWORKS

                           ANNUAL REPORT ON FORM 10-K
                                INDEX OF EXHIBITS


Exhibit No.                  Description
-----------                  -----------

Exhibit 21.1                 List of Subsidiaries

Exhibit 27.1                 Financial Data Schedule
