Form 10-Q
period 1997-06-30
GEOWORKS /CA/
filed 1997-07-31
CIK 922285

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1997

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ____________to __________.

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

COMMON STOCK, NO PAR VALUE: 15,525,754 SHARES AS OF JUNE 30, 1997

                                    GEOWORKS

                                     INDEX

                                                                                               Page
Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 1997 and March 31, 1997                  2

         Condensed consolidated statements of operations:  Three months ended
         June 30, 1997 and 1996                                                                   3

         Condensed consolidated statements of cash flows: June 30, 1997 and 1996                  4

         Notes to condensed consolidated financial statements: June 30, 1997                      5

    Item 2.  Management's discussion and analysis of financial condition and results
         of operations                                                                         6-13

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                                 14-17

Signature                                                                                        18


                         PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                                    GEOWORKS
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                                 (in thousands)


                                                           June 30,     March 31,
                                                             1997         1997
                                                           -------       -------
ASSETS
Current assets
     Cash and cash equivalents                             $ 3,386       $ 6,319
     Marketable securities                                  26,721        30,501
     Accounts receivable                                     1,911           475
     Prepaid expenses and other current assets                 592           907
                                                           -------       -------
          Total current assets                              32,610        38,202
Furniture and equipment, net                                 3,682         3,546
Other assets                                                   113           120
                                                           -------       -------
                                                           $36,405       $41,868
                                                           =======       =======

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities              $ 1,968       $ 1,628
     Deferred revenue                                        1,820         1,919
     Other current liabilities                               1,265         1,029
                                                           -------       -------
          Total current liabilities                          5,053         4,576
Other liabilities                                              499           739
                                                           -------       -------
     Total liabilities                                       5,552         5,315
Shareholders' equity                                        30,853        36,553
                                                           -------       -------
                                                           $36,405       $41,868
                                                           =======       =======



                             See accompanying notes

                                    GEOWORKS
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (in thousands, except per share data)


                                                           Three Months Ended
                                                         ----------------------
                                                         June 30,       June 30,
                                                           1997          1996
                                                         -------        -------
Net revenues:
     License revenue                                     $   849        $ 2,241
     Research and development fees                           824            492
     Service revenue                                         225             --
                                                         -------        -------
          Total net revenues                               1,898          2,733

Operating expenses:
     Cost of license revenue                                  47            393
     Sales and marketing                                   2,248          1,459
     Research and development                              4,899          3,064
     General and administrative                              894            841
                                                         -------        -------
          Total operating expenses                         8,088          5,757
                                                         -------        -------

Operating loss                                            (6,190)        (3,024)

Other income (expense):

     Interest income                                         475            583
     Interest expense                                        (32)           (91)
                                                         -------        -------
Loss before income taxes                                  (5,747)        (2,532)

Provision for income taxes                                    37             --
                                                         =======        =======
Net loss                                                 $(5,784)       $(2,532)
                                                         =======        =======

Net loss per share                                       $ (0.37)       $ (0.17)
                                                         =======        =======

Shares used in per share
     computation                                          15,512         15,017
                                                         =======        =======




                             See accompanying notes

                                    GEOWORKS
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                 (in thousands)

                                                                Three Months Ended
                                                              ---------------------
                                                              June 30,      June 30,
                                                                1997          1996
                                                              -------      --------
Operating activities:
    Net loss                                                  $(5,784)     $ (2,532)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization                            369           324
         Changes in operating assets and liabilities             (791)         (734)
                                                              -------      --------
Net cash used in operating activities                          (6,206)       (2,942)
                                                              -------      --------
Investing activities:
    Purchases of furniture and equipment                         (498)       (1,062)
    Sales of marketable securities (net of purchases)           3,780         4,018
    Other                                                          31          (143)
                                                              -------      --------
Net cash provided by investing activities                       3,313         2,813
                                                              -------      --------
Financing activities:
    Proceeds from notes payable to shareholders                    --            47
    Payments of obligations under capital leases                  (76)          (71)
    Net proceeds from issuance of common stock                     36         3,351
    Other                                                          --            16
                                                              -------      --------
Net cash provided by (used in) financing activities               (40)        3,343
                                                              -------      --------

Net increase (decrease) in cash and cash equivalents           (2,933)        3,214
Cash and cash equivalents at beginning of period                6,319        11,052
                                                              -------      --------
Cash and cash equivalents at end of period                    $ 3,386      $ 14,266
                                                              =======      ========

                             See accompanying notes

                                    GEOWORKS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months ended June 30, 1997 and 1996 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the 1997 financial statements to conform to the current quarter's presentation.

2. Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are not included in the computation as they are antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. The adoption of this statement is not expected to have a significant effect on the historical loss per share of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Safe Harbor Statement. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the Company's future plans, capital needs and operating results, the acceptance of the activities and products of the Company and its partners in the market, the extent of the Company's investment in research and development in future periods, and the extent to which royalty revenues increase as a percentage of total revenues in future periods. Actual results may vary significantly due to various risks and uncertainties, including the "Factors Affecting Future Operating Results" set forth below, as well as the following: key markets may not emerge to the degree or in the timing anticipated; new technologies are inherently subject to development, timing, and consumer acceptance risks; the Company has a history of operating losses and anticipated future losses; and future results depend upon the establishment of licensing relationships with leading market participants, introduction of successful products and services, and achievement and maintenance of a competitive advantage.


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


Net Revenues

         Net revenues decreased $835,000, or 31%, during the quarter ended June 30, 1997 in comparison with the corresponding quarter of the previous fiscal year. The decrease was attributable primarily to the restructuring of an OEM license agreement during the quarter ended June 30, 1996. At the time of this restructuring, there was a non-refundable, prepaid royalty balance related to the agreement which had been recorded as deferred revenue but not yet fully amortized. Revenue recognized upon this license agreement restructuring was included in license revenue for the quarter ended June 30, 1996, and accounted for $1,673,000, or 61%, of the Company's total net revenues for that quarter. License revenues decreased $1,392,000, or 62%, in the quarter ended June 30, 1997 in comparison with the corresponding quarter of the previous fiscal year, primarily as a result of revenues associated with the aforementioned license restructuring in the quarter ended June 30, 1996.

         During the quarter ended June 30, 1997, license revenue consisted principally of technology access fees and royalties on units sold by OEM licensees. Technology access fees include fees for source code licenses and other transfers of the company's technology and intellectual property rights. Revenues associated with technology access fees and license agreement restructurings are non-recurring. Accordingly, revenues for both quarters presented are not indicative of revenues to be recognized in future periods. The Company believes that royalties from OEM and other licensees will represent an increasing portion of the Company's revenues in future periods.

         Revenue related to research and development fees increased $332,000, or 67%, during the quarter ended June 30, 1997, in comparison with the corresponding quarter of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial increase in research and development fees during the quarter ended June 30, 1997 over the corresponding period in the previous fiscal year resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees, and the fact that there was a greater number of projects in process for which such fees are charged.

         Service revenue of $225,000 in the quarter ended June 30, 1997 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees.


Operating Expenses

         Cost of License Revenue. The Company's gross margin percentage on license revenue was 94% in the quarter ended June 30, 1997 and 82% in the corresponding quarter of the previous fiscal year. Cost of license revenue for the current period consisted of license payments to third parties for software that is incorporated into the Company's software. Cost of revenue for the quarter ended June 30, 1996, in addition to third party software licenses, included a one-time charge of $320,000 to terminate a technology contract which had been entered into during a prior fiscal year. Without this one-time charge, the Company's gross margin percentage on license revenue for the quarter ended June 30, 1996 would have been 97%.

          Sales and Marketing. Sales and marketing expense increased $789,000, or 54%, during the quarter ended June 30, 1997 in comparison with the corresponding quarter of the previous fiscal year. This increase resulted principally from the Company's expanded emphasis on international sales activities, and from certain non-recurring charges of approximately $300,000 resulting from a staff reorganization. As the market for smart phones and related wireless products and services has evolved, the Company has focused increasingly on opportunities in Europe and Asia. To address these geographical markets, the Company has increased its sales activities in overseas locations and as a result incurred higher staffing and travel costs.

         Research and Development. Research and development expense increased $1,835,000, or 60%, during the quarter ended June 30, 1997 in comparison with the corresponding period of the previous fiscal year. This increase was due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. Additionally, the Company made payments of $480,000 during the current quarter to outside developers for the license of software to be incorporated into future products. As the technological feasibility of the future products has yet to be established, these payments have been charged to research and development expense in the current quarter. The Company expects that research and development expense will continue to increase in future periods as the Company expands its efforts to develop products and services for the emerging market for smart phones and other mobile communicating devices.

         General and Administrative. General and administrative expense increased $53,000, or 6%, during the quarter ended June 30, 1997 as compared to
the corresponding period of the previous fiscal year.   This increase was due
primarily to a specific consulting engagement related to the Company's equity programs.


Other Income (Expense)

         Interest income declined $108,000, or 19%, during the quarter ended June 30, 1997 as compared to the corresponding period of the previous fiscal year. The decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the Company's operating deficits over the preceding 12 months. Interest expense decreased $59,000, or 65%, for the quarter ended June 30, 1997 as compared to the corresponding period of the previous fiscal year. This decrease resulted from the repayment in the final quarter of fiscal year 1997 of notes payable to shareholders which had been outstanding during the quarter ended June 30, 1996.


Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes."   Income
tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. The Company has a July 31 year end for income tax purposes. As of March 31, 1997, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $55,370,000, for U.K. income tax purposes of $4,073,000, and for state income tax purposes of approximately $18,090,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $1,718,000 and for state income tax purposes of approximately $708,000. Utilization of the company's U.S. net operating loss and research credit carryforwards will be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.


Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $30.1 million at June 30, 1997 from $36.8 million at March 31, 1997. This decrease of $6.7 million resulted primarily from the use of cash during the period of $6.2 million for operating activities and $500,000 for the purchase of furniture and equipment. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1998, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the fiscal year.

         At June 30, 1997, the Company had a balance in accounts receivable of $1,911,000, an increase of $1,436,000 from the corresponding balance at March 31, 1997. The balance consisted of amounts due to the Company from OEM licensees for research and development fees and licenses of source code. The increase in accounts receivable at June 30, 1997 resulted from source code fees collectible from an OEM licensee and engineering fees accrued under the percentage-of-completion method. Prepaid expenses and other current assets decreased $315,000 from March 31, 1997 to June 30, 1997 due primarily to the amortization during the quarter of the Company's prepaid annual insurance premiums. Furniture and equipment, net of depreciation, increased $136,000 from March 31, 1997 to June 30, 1997, as a result of furniture and equipment purchases for new employees, the integration of the Company's new office facilities in the UK, and ongoing enhancements to the Company's computer equipment used for research and development.

         Accounts payable and accrued liabilities increased $340,000 at June 30, 1997 as compared to March 31, 1997, due principally to higher balances in the current fiscal year for short-term equipment lease obligations and accrued
office rents.   During the quarter ended June 30, 1997, certain balloon
payments due at the end of the equipment leases became payable within 12 months and therefore were classified as current liabilities. Deferred revenue decreased $99,000 from March 31, 1997 to June 30, 1997, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the quarter ended June 30, 1997 exceeded the amount of any payments collected during the period, causing the balance in deferred revenue to decline. Other current liabilities increased $236,000 from March 31, 1997 to June 30, 1997 as a result of higher accrual balances for certain incentive compensation and employee benefit programs, as well as expense accruals for a staffing reorganization during the quarter ended June 30, 1997. Other liabilities decreased $240,000 from March 31, 1997 to June 30, 1997, as monthly payments reduced outstanding principal balances on capital lease obligations, and certain balloon payments due at the conclusion of the equipment leases became payable within 12 months and therefore were classified as current liabilities.


Factors Affecting Future Operating Results

  History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and experienced substantial negative operating cash flow. As of June 30, 1997, the Company had an accumulated deficit of $64.2 million, and had incurred operating losses of approximately $15.5 million, $10.7 million, and $10.5 million in the fiscal years ended March 31, 1997, 1996 and 1995, respectively, and an operating loss of $6.2 million for the quarter ended June 30, 1997. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1998, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices. The Company's objective is to establish its operating system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of the smart phone market segment, the Company's ability to establish licensing relationships with leading smart phone hardware manufacturers, the introduction by those manufacturers of successful smart phone products, the emergence of wireless content and services for smart phones to spur demand and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

  Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones and other mobile communicating devices.
The Company's success depends upon the development of a new market for these products. Although the market for cellular telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS software. Although the device has received positive reviews and several awards, the market acceptance of these products has not yet been fully established. More generally, the failure of these or any other early, highly publicized products, or the discontinuance of any such products by their manufacturers, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance.

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

  Disappointing Revenue from Past Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as several of those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, have achieved only modest unit sales to date. As a result of the slow adoption rates in these device categories, the Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. The Casio Z-7000, a first-generation personal digital assistant based upon the Company's system software, has been discontinued.
Sharp and Toshiba have each developed a non-communicating device on the Company's system software and subsequently elected to cancel introduction of such devices into the market. (More recently, Toshiba introduced the GENIO, a mobile communicating device for the Japanese market which is based on the Company's system software.) Other market participants have announced restructurings of their efforts relating to similar products. In addition, sales of low-cost, GEOS-based educational computer systems fell short of the Company's expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. During calendar year 1995, Brother released the Ensemble, a personal desktop publishing system, and Hewlett-Packard announced and shipped its OmniGo 100, a second generation electronic organizer. Both of these products are based on the Company's operating system software. Royalty revenues earned on reported unit shipments of these products, however, have been modest to date, and it is unlikely that they will ever make a significant favorable contribution to the Company's operating results. Collectively, these third-party product terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal quarter and previous fiscal years.

  Dependence On Limited Number Of Manufacturers, Particularly Nokia. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's operating system software. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. This has yet to generate significant royalty revenue or make a material, favorable contribution to the Company's operating results. It is unclear what effect in the long term this new product will have on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under such agreements against license revenue to be earned by the Company on per unit sales of such products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

  Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's operating system software becomes a leading platform for hardware devices, the Company's long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system; recurring license revenue from communication services providers; and electronic distribution by the Company of its own and third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the

Company has historically marketed an integrated package of operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's operating system software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products
or services were sold separately.   While, in the past, the Company has been
able to obtain recurring license revenue from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective wireless distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that wireless distribution will prove to be feasible. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

  Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new smart phones based upon the Company's operating system software; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic and global economies. The Company expects that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

  Non-Recurring Revenues. The Company's operating results may also vary as a result of the receipt of one-time technology access or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructuring or termination have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

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

  Volatility Of Stock Price. Shortfalls in the Company's revenues or results of operations in comparison with levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock. Moreover, the Company's stock price is subject to the volatility generally associated with technology stocks and may also be affected by broader market trends unrelated to the Company's specific performance.

                           PART 2 - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

         2.1 Recommended Offer to Purchase the Entire Issued Share Capital of Eden Group Limited (formerly filed as an Exhibit 2.1 with the Registrant's report on Form 8-K filed March 10, 1997)

         2.2 Warranty and Covenant Agreement in relation to Eden Group Limited (formerly filed as Exhibit 2.2 with the Registrant's report on Form 8-K filed March 10, 1997)

         2.3 Escrow Agreement (formerly filed as Exhibit 2.3 with the Registrant's report on Form 8-K filed March 10, 1997)

         3.1      Articles of Incorporation of Registrant (formerly filed as
                  Exhibit 3.1 with the Registrant's Registration Statement on Form S-1 (File No. 33- 78104), effective June 22, 1994)

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

         10.10 Geoworks - Brother Technology License Agreement, effective as of September 30, 1994 (formerly filed as Exhibit 10.18 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1994)###

         10.11 Geoworks - Hewlett-Packard Company Technology License Agreement, effective as of September 21, 1994 (formerly filed as Exhibit 10.20 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1994)###

         10.12 Lease dated September 30, 1994 for facilities located at 2001 Center Street, Berkeley, California (formerly filed as Exhibit
                  10.22 with the Registrant's original Annual Report on Form 10-K or amendments theretoon Form 10-KA for the year ended March 31, 1995)

         10.13 Software Development and Licensing Agreement between Nokia Mobile Phones Ltd. and Geoworks dated December 2, 1994 (formerly filed as Exhibit 10.23 with the Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995) ###

         10.14 Master Lease Agreement between LINC Capital Management Services, LTD. and Geoworks dated December 8, 1994 (formerly filed as Exhibit 10.24 with the Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995)

         10.15 Amendment No. 1 to Software License Agreement dated June 15, 1995 between Geoworks and Tandy Corporation (formerly filed as
                  Exhibit 10.25 with the Registrant's Registration Statement on Form S-3 (File No.33-97060))

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

         10.26 Amendment Number One to Technology License Agreement between Sharp Corporation and Geoworks, dated September 13, 1996 (formerly filed as Exhibit 10.37 with the Registrant's report on Form 10-Q for the quarter ended September 30, 1996)

         10.27 Amendment Number One to Software License Agreement dated December 5, 1996 between Casio Computer Co., Ltd. and Geoworks (formerly filed as Exhibit 10.38 with the Registrant's report on Form 10-Q for the quarter ended December 31, 1996)

         10.28 Addendum to Corporate Technology Agreement between Geoworks and Toshiba, dated December 16, 1996 (formerly filed as
                  Exhibit 10.39 with the Registrant's report on Form 10-Q for the quarter ended December 31,1996)###

         10.29 1997 Supplemental Stock Plan (formerly filed as Exhibit 4.1 with the Registrant's Registration Statement on Form S-8 filed March 25, 1997)*

         10.30 Form of Stock Option Agreement under the 1997 Supplemental Stock Plan (formerly filed as Exhibit 4.2 with the Registrant's Registration Statement on Form S-8 filed March 25, 1997) *

         27.1     Financial Data Schedule


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





Date: July 31, 1997
                                                GEOWORKS




                                                by:   /s/   Daniel L. Sicotte
                                                   ----------------------------
                                                Daniel L. Sicotte
                                                Treasurer

                                    GEOWORKS

                                    EXHIBITS
                               TABLE OF CONTENTS



         27.1     Financial Data Schedule