Form 10-Q
period 1997-09-30
GEOWORKS /CA/
filed 1997-11-07
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1997

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________ .

Commission file number 0-23926

                              GEOWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                  94-2920371
--------------------------------------------------------------------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


  960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                     94501
--------------------------------------------------------------------------------
  (Address of principal executive offices)                  (Zip code)


                                  510-814-1660
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


        GEOWORKS / 960 ATLANTIC AVENUE, ALAMEDA, CA 94501 / FYE MARCH 31
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

COMMON STOCK, .01 PAR VALUE PER SHARE: 15,699,593 SHARES AS OF SEPTEMBER 30,
1997

                                    GEOWORKS

                                      INDEX
                                                                            Page
                                                                            ----
Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

        Condensed consolidated balance sheets: September 30, 1997 and
        March 31, 1997                                                         2

        Condensed consolidated statements of operations: Three and six
        months ended September 30, 1997 and September 30, 1996                 3

        Condensed consolidated statements of cash flows: Six months ended
        September 30, 1997 and September 30, 1996                              4

        Notes to condensed consolidated financial statements                   5

    Item 2.  Management's discussion and analysis of financial condition
             and results of operations                                      6-13

    Item 3.  Quantitative and Qualitative Disclosure About Market Risk        14

Part II.  Other Information

    Item 2.  Changes in Securities and Use of Proceeds                        15

    Item 4.  Submission of Matters to a Vote of Security Holders           15-16

    Item 6.  Exhibits and Reports on Form 8-K                                 17

Signature                                                                     18

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                                    GEOWORKS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                              Sept. 30,     March 31,
                                                1997           1997
                                               -------      ---------
ASSETS
Current assets
     Cash and cash equivalents                 $ 4,839        $ 6,319
     Marketable securities                      21,702         30,501
     Accounts receivable                         2,368            475
     Prepaid expenses and other current
       assets                                      829            907
                                               -------        -------
          Total current assets                  29,738         38,202
Furniture and equipment, net                     3,507          3,546
Other assets                                       114            120
                                               -------        -------
                                               $33,359        $41,868
                                               =======        =======

LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued
       liabilities                             $ 1,635        $ 1,628
     Deferred revenue                            1,351          1,919
     Other current liabilities                   1,167          1,029
                                               -------        -------
          Total current liabilities              4,153          4,576
Other liabilities                                  376            739
                                               -------        -------
     Total liabilities                           4,529          5,315
Shareholders' equity                            28,830         36,553
                                               -------        -------
                                               $33,359        $41,868
                                               =======        =======

                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                          Three Months Ended         Six Months Ended
                                       -----------------------    -----------------------
                                       Sept. 30,     Sept. 30,    Sept. 30,     Sept. 30,
                                          1997          1996         1997          1996
                                       ---------     ---------    ----------    ---------
Net revenues:
     License revenue                   $    755      $  1,186      $  1,605      $  3,427
     Research and development fees        2,533         1,474         3,357         1,966
     Service revenue                         76           100           301           100
                                       --------      --------      --------      --------
          Total net revenues              3,364         2,760         5,263         5,493

Operating expenses:
     Cost of license revenue                 39            27            86           420
     Sales and marketing                  1,533         1,787         3,781         3,246
     Research and development             3,913         3,236         8,812         6,300
     General and administrative             904         1,107         1,798         1,948
                                       --------      --------      --------      --------
          Total operating expenses        6,389         6,157        14,477        11,914
                                       --------      --------      --------      --------

Operating loss                           (3,025)       (3,397)       (9,214)       (6,421)

Other income (expense):
     Interest income                        360           766           835         1,349
     Interest expense                       (44)          (84)          (76)         (175)
                                       --------      --------      --------      --------
Loss before income taxes                 (2,709)       (2,715)       (8,455)       (5,247)

Provision for income taxes                    7          --              44          --
                                       --------      --------      --------      --------
Net loss                               $ (2,716)     $ (2,715)     $ (8,499)     $ (5,247)
                                       ========      ========      ========      ========

Net loss per share                     $  (0.17)     $  (0.18)     $  (0.55)     $  (0.35)
                                       ========      ========      ========      ========

Shares used in per share
computation                              15,640        15,237        15,576        15,128
                                       ========      ========      ========      ========



                             See accompanying notes

                                    GEOWORKS
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                               -----------------------
                                                               Sept. 30,     Sept. 30,
                                                                 1997          1996
                                                               ---------     ---------
Operating activities:
    Net loss                                                    $ (8,499)   $ (5,247)
    Adjustments to reconcile net loss to net cash used in
    operating activities
        Depreciation and amortization                                736         663
        Changes in operating assets and liabilities               (2,389)     (2,190)
                                                                --------    --------
Net cash used in operating activities                            (10,152)     (6,774)
                                                                --------    --------

Investing activities:
    Purchases of furniture and equipment (net of retirements)       (708)     (1,583)
    Sales of marketable securities (net of purchases)              8,799       1,689
    Other                                                            (24)        (88)
                                                                --------    --------
Net cash provided by investing activities                          8,067          18
                                                                --------    --------

Financing activities:
    Proceeds from notes payable to shareholders                     --            95
    Payments of obligations under capital leases                    (167)       (135)
    Net proceeds from issuance of common stock                       772       3,711
                                                                --------    --------
Net cash provided by financing activities                            605       3,671
                                                                --------    --------

Net decrease in cash and cash equivalents                         (1,480)     (3,085)
Cash and cash equivalents at beginning of period                   6,319      11,052
                                                                ========    ========
Cash and cash equivalents at end of period                      $  4,839    $  7,967
                                                                ========    ========

                             See accompanying notes

                                    GEOWORKS
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The condensed consolidated financial statements for the three months and six months ended September 30, 1997 and 1996 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three months and six months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," ("SFAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"). The Company is required to adopt these Statements in fiscal year 1999. SFAS 130 establishes new standards for reporting and displaying comprehensive income (loss) and its components. SFAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these Statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
           AND RESULTS OF OPERATIONS

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

Net Revenues

        Net revenues decreased $230,000, or 4%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. The decrease is attributable primarily to the restructuring of two OEM license agreements during the six months ended September 30, 1996. At the time these two agreements were restructured, there was a non-refundable prepaid royalty balance related to each agreement which had been recorded as deferred revenue but not yet fully amortized. Revenue recognized upon the restructuring of these license agreements was included in license revenue during the six months ended September 30, 1996, and accounted for $2,234,000, or 41%, of the Company's total net revenues for that period. By contrast, revenue related to the restructuring of license agreements or to the termination of products by OEM licensees accounted for only $638,000, or 12% of total net revenues, during the six months ended September 30, 1997.

        License revenues decreased $1,822,000, or 53%, in the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year, primarily as a result of revenues associated with the aforementioned license agreement restructurings during the six months ended September 30, 1996. During the six months ended September 30, 1997, license revenue consisted principally of royalties on units sold by OEM licensees, source code license fees, and amounts recognized upon the termination of products by OEM licensees. Revenues associated with source code license fees and product terminations are non-recurring. Accordingly, revenues for all periods presented are not indicative of revenues to be recognized in future periods. The Company believes that royalties from OEM and other licensees will represent an increasing portion of the Company's revenues in future periods.

        Revenue related to research and development fees increased $1,391,000, or 71%, during the six months ended September 30, 1997, in comparison with the corresponding period of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial increase in research and development fees during the six months ended September 30, 1997 over the corresponding period in the previous fiscal year resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees, and from the fact that there was a greater number of projects in process for which such fees are charged. As of September 30, 1997, the Company had approximately $2,500,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees.

        Service revenue of $301,000 for the six months ended September 30, 1997 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees. The increase of $201,000 in service revenue over the corresponding period of the previous fiscal year related to fees earned in connection with software workshops sponsored by the Company, as such workshops were offered for the first time by the Company in the current fiscal year.

        For the quarter ended September 30, 1997, total net revenues increased $604,000, or 22%, over the corresponding quarter of the previous fiscal year. This outcome resulted as increases in revenue from research and development fees more than offset reductions in license revenue and in service revenue for the respective quarters.

Operating Expenses

        Cost of License Revenue. The Company's gross margin percentage on license revenue was 95% for the six months ended September 30, 1997 and 88% in the corresponding period of the previous fiscal year. Cost of license revenue during the current fiscal year consisted of license payments to third parties for software that is incorporated into the Company's software. Cost of revenue for the six months ended September 30, 1996, in addition to third party software licenses, included a one-time charge of $320,000 to terminate a technology contract which had been entered into during a prior fiscal year. Without this one-time charge, the Company's gross margin percentage on license revenue would have been 97% for the six months ended September 30, 1996. Gross margin percentage on license revenue was 95% for the quarter ended September 30, 1997 and 98% for the corresponding quarter of the previous fiscal year.

         Sales and Marketing. Sales and marketing expense increased $535,000, or 16%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. This increase resulted principally from the Company's expanded emphasis on international sales activities, and from certain non-recurring charges of approximately $300,000 resulting from a staff reorganization. As the market for smart phones and related wireless products and services has begun to emerge, the Company has focused increasingly on opportunities in Europe and in Asia. To support this geographical focus, the Company has increased its sales activities in these overseas locations, and as a result incurred higher staffing and travel costs.

        Sales and marketing expense decreased $254,000, or 14%, during the quarter ended September 30, 1997 in comparison with the corresponding quarter of the previous fiscal year. This decrease resulted primarily from reductions in staffing and related overhead costs for product marketing and developer outreach activities.

        Research and Development. Research and development expense increased $2,512,000, or 40%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. This increase was due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits, travel, and facilities. Additionally, the Company made payments of $480,000 during the current fiscal year to outside developers for the license of software to be incorporated into future products. As the technological feasibility of the future products has yet to be established, these payments have been charged to research and development expense.

        Research and development expense increased $677,000, or 21%, during the quarter ended September 30, 1997 in comparison with the corresponding quarter of the previous fiscal year, as a result of the staffing increases explained above. The Company expects that research and development expense will continue to increase in future periods as the Company expands its efforts to develop products and services for the emerging market for smart phones and other mobile communicating devices.

        General and Administrative. General and administrative expense decreased $150,000, or 8%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable primarily to a reduction in staffing costs, as certain duplicate functions were eliminated following the business combination of Geoworks and Eden in February 1997.

        General and administrative expense decreased $203,000, or 18%, during the quarter ended September 30, 1997 in comparison with the corresponding quarter of the previous fiscal year. This decrease occurred principally as a result of a reduction in staffing costs between the two periods.

Other Income (Expense)

        Interest income declined $514,000, or 38%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. The decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the Company's operating deficits over the preceding 12 months. Interest expense decreased $99,000, or 57%, during the six months ended September 30, 1997 in comparison with the corresponding period of the previous fiscal year. This decrease resulted from the repayment in the fourth quarter of fiscal year 1997 of notes payable to shareholders which had been outstanding throughout the six months ended September 30, 1996.

        For the reasons noted above, the Company experienced decreases in interest income and interest expense during the quarter ended September 30, 1997 in comparison with the corresponding quarter of the previous fiscal year.

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

Liquidity and Capital Resources

        The Company's cash, cash equivalents, and marketable securities declined to $26.5 million at September 30, 1997 from $36.8 million at March 31, 1997. This decrease of $11.3 million resulted principally from the use of cash during the period of $10.2 million for operating activities and $700,000 for the purchase of furniture and equipment (net of retirements). The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1998, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the current fiscal year.

        At September 30, 1997, the Company had a balance in accounts receivable of $2,368,000, an increase of $1,893,000 from the corresponding balance at March 31, 1997. The balance consisted of amounts due to the Company from OEM licensees for research and development fees and for royalties on reported unit sales. The increase in accounts receivable at September 30, 1997 resulted primarily from research and development fees accrued under the percentage-of-completion method. As revenue from research and development fees has increased significantly during the current fiscal year, the balance in accounts receivable for accrued research and development fees has increased as well. At September 30, 1997, the balance in accounts receivable consisted of $1,340,000 in billed charges and $1,028,000 in accrued but unbilled charges. Prepaid expenses and other current assets decreased $78,000 from March 31, 1997 to September 30, 1997 due primarily to a reduction in the amounts recoverable by the Company for prepaid taxes and various cost reimbursements from outside third parties. Furniture and equipment, net of depreciation, decreased $39,000 from March 31, 1997 to September 30, 1997, as depreciation of furniture and equipment on hand exceeded purchases of new furniture and equipment during the six months ended September 30, 1997.

        Accounts payable and accrued liabilities increased $7,000 at September 30, 1997 as compared to March 31, 1997, due principally to higher balances in the current fiscal year for short-term equipment lease obligations and accrued office rents. Deferred revenue decreased $568,000 from March 31, 1997 to September 30, 1997, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the six months ended September 30, 1997 exceeded the amount of any payments collected during the period, causing the balance in deferred revenue to decline. Other current liabilities increased $138,000 from March 31, 1997 to September 30, 1997 primarily as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Other liabilities decreased $363,000 from March 31, 1997 to September 30, 1997, as monthly payments reduced outstanding principal balances on capital lease obligations, and certain balloon payments due at the conclusion of the equipment leases became payable within 12 months and therefore were classified as current liabilities.

Factors Affecting Future Operating Results

   History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and experienced substantial negative operating cash flow. As of September 30, 1997, the Company had an accumulated deficit of $66.9 million, and had incurred operating losses of approximately $8.5 million, $15.5 million, $10.7 million, and $10.5 million in the six months ended September 30, 1997, and the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1998, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices. The Company's objective is to establish its operating system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of the smart phone market segment, the Company's ability to establish licensing relationships with leading smart phone hardware manufacturers, the introduction by those manufacturers of successful smart phone products, the emergence of wireless content and services for smart phones to spur demand and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

   Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones and other mobile communicating devices. The Company's success depends upon the development of a new market for these products. Although the market for cellular telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS(R) software. Although the device has received positive reviews and several awards, the market acceptance of these products has not yet been fully established. More generally, the failure of these or any other early, highly publicized products, or the discontinuation of any such products by their manufacturers, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance.

        In addition, the Company's long-term results will depend upon its success in developing and marketing aftermarket wireless content products and services that operate on smart phones. There can be no assurance, however, that the wireless content and services market will develop as anticipated or that the Company will be able to execute its business plan successfully.

   Risks of Software Product Development, Including Risk of Developing Next Generation Operating System. The Company's future success will depend upon its ability to develop and release, on a timely basis, new operating system and application software products and upgrades and new aftermarket products and services. In particular, Geoworks intends to introduce a next generation of its operating system software that, unlike its current GEOS technology, will be processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Broad acceptance of Geoworks' existing and yet to be released products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. Although Geoworks has made significant progress toward this development goal, adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time consuming and subject to delays. There can be no assurance that Geoworks will be successful in this development effort. Further, there can be no assurance that Geoworks will be successful in marketing and selling products developed for non-Intel microprocessors.

   Disappointing Revenue from Past Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices -- in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors -- such as the Apple Newton, Sony MagicLink and Motorola Envoy -- have achieved only modest unit sales to date. As a result of the slow adoption rates of its products in these device categories, the Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. The Casio Z-7000, a first-generation personal digital assistant based upon the Company's system software, was discontinued. Sharp and Toshiba each developed a non-communicating device based on the Company's system software and subsequently elected to cancel introduction of such devices into the market. Other market participants have announced restructurings of their efforts relating to similar products. Sales of low-cost, GEOS-based educational computer systems fell short of the Company's expectations, causing the Company to discontinue its development efforts in this segment and restructure its licensing agreement with IBM/Eduquest. During calendar year 1995, Brother released the Ensemble, a personal desktop publishing system, and Hewlett-Packard announced and shipped its OmniGo 100, a second generation electronic organizer. Both of these products were based on the Company's operating system software. Royalty revenues earned on reported unit shipments of these products were modest, however, and both companies subsequently discontinued the product lines. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal quarter and previous fiscal years.

   Dependence On Limited Number Of Manufacturers, Particularly Nokia. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's operating system software. Through the first six months of fiscal year 1998, three licensees of the Company's software had accounted collectively for greater than half of the Company's total net revenues. During this same period, four licensees had each accounted individually for more than 10% of the Company's total net revenues. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. This product has yet to generate significant royalty revenue or make a material, favorable contribution to the Company's operating results. It is unclear what effect in the long term this new product will have on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

   Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's operating system software becomes a leading platform for hardware devices, the Company's long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system; recurring license revenue from communication services providers; and distribution by the Company of its own and third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the Company has historically marketed an integrated package of operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's operating system software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While the Company has been able to obtain recurring license revenue in the past from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective cellular distribution of content and services is an unproven concept which depends upon many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that cellular distribution will prove to be feasible. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

   Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new smart phones based upon the Company's operating system software; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. While revenue from research and development fees has been rising during the current fiscal year, there is no assurance that this pattern will continue in future fiscal periods. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic and global economies. The Company expects the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

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

   Effect Of Wholesale Prices On Royalties. Royalties from the license of the Company's operating system to mobile communicating device hardware manufacturers are expected to represent a significant component of the Company's future revenues. The royalties the Company receives from these licenses are usually correlated to the wholesale or comparable transfer price of the mobile communicating devices in which the Company's software is incorporated. The price of mobile communicating devices is expected to decline over time as a result of competitive pressures and consumer demands, and due to the efforts of the Company's OEM customers to achieve increased sales volume through price reductions. To the extent that the Company's royalty is determined as a percentage of said price, or to the extent that the Company responds to market pressures by reducing the amount of fixed-dollar royalties, any such reduction in the wholesale or comparable transfer price will have a material adverse effect on the royalty per unit the Company receives. There can be no assurance that an increase in sales volume will result from a decline in the wholesale or comparable price and thereby compensate for any decline in royalties per unit which the Company receives from its OEM licensees.

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

ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

                           PART 2 -- OTHER INFORMATION

ITEM 2 -- CHANGES IN SECURITIES AND USE OF PROCEEDS

    On October 17, 1997, the Secretary of State of the State of California approved an Agreement of Merger dated October 7, 1997 between the Registrant and Geoworks, a California corporation, which was the Registrant's predecessor corporation ("Geoworks California"), pursuant to which the state of incorporation of the Registrant was changed from California to Delaware, effective retroactively to October 8, 1997. Such change in the Registrant's state of incorporation (the "Reincorporation") was effected through the merger of Geoworks California with and into the Registrant, which, prior to such merger, was a wholly-owned subsidiary of Geoworks California. The Registrant was the surviving corporation of this merger and, upon its effectiveness, succeeded to and came to possess all the assets, properties, rights, privileges, powers, franchises, immunities and purposes, and became subject to all the debts, liabilities, obligations, restrictions and duties of Geoworks California. The Reincorporation was approved by the Registrant's Board of Directors on May 27, 1997 and by the holders of a majority of the Registrant's outstanding shares of Common Stock at the Registrant's Annual Meeting of Shareholders held on August 19, 1997.

    The Reincorporation caused the Registrant's corporate name to be changed from "Geoworks" to "Geoworks Corporation." It did not, and will not in the future, result in (i) any change in the Registrant's business, assets, or liabilities; (ii) the moving of the Registrant's principal executive offices; or
(iii) any relocation of the Registrant's management or other employees. Upon the effectiveness of the Reincorporation, each share of Geoworks California Common Stock which was outstanding immediately prior thereto was automatically changed and converted into one share of the Registrant's Common Stock. Any certificate representing shares of Geoworks California Common Stock so converted will be deemed to represent an equivalent number of shares of the Registrant's Common Stock from and after the effective date of the Reincorporation without need for further action on the part of the holder thereof.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on August 19, 1997.

(b) The Company's Board of Directors is elected at each Annual Meeting of Shareholders. The Directors elected at the meeting were: Bruce W. Dunlevie, Gordon E. Mayer, Reijo Paajanen, Eric E. Schmidt, and Clive G. Smith.

(c) The matters described below were voted on at the Annual Meeting of Shareholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.

        1. To elect directors to serve until the next Annual Meeting of Shareholders and until their successors are duly elected.



NOMINEE                          FOR          WITHHELD            ABSTAIN
-------                          ---          --------            -------
Bruce W. Dunlevie         13,542,575           424,340          1,558,568
Gordon E. Mayer           13,540,480           426,435          1,558,568
Reijo Paajanen            13,542,175           424,740          1,558,568
Eric E. Schmidt           13,544,601           422,314          1,558,568
Clive G. Smith            13,464,317           502,598          1,558,568



2. To change the state of incorporation of the Company from California to Delaware, to enable the Company to attract and retain highly qualified officers and directors, and to take advantage of the flexibility afforded by Delaware law to adopt measures designed to protect shareholders in the face of hostile takeover attempts.

                         FOR       OPPOSED          NOT VOTED     ABSTAIN
                         ---       -------          ---------     -------
Common Stock       7,891,774      2,564,402         3,461,310      49,429

3. To approve an increase in the number of authorized shares of Common Stock issuable by the Company from 20,000,000 to 40,000,000.

                         FOR        OPPOSED         NOT VOTED     ABSTAIN
                         ---        -------         ---------     -------
Common Stock      12,991,200        431,496                 0     544,219


4. To approve an amendment to the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 750,000 shares.

                         FOR       OPPOSED          NOT VOTED      ABSTAIN
                         ---       -------          ---------      -------
Common Stock      10,520,906      2,772,984          124,350       548,675


5. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1998.

                         FOR       OPPOSED          NOT VOTED      ABSTAIN
                         ---       -------          ---------      -------
Common  Stock     13,910,909         20,259                 0       35,747


                           PART 2 -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits


        10.1          Form of Indemnification Agreement


        27.1          Financial Data Schedule



        b) Reports on Form 8-K

           No reports on Form 8-K were filed in this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November  13, 1997
                                            GEOWORKS


                                            by: /s/ DAVID A. THATCHER
                                                --------------------------------
                                            David A. Thatcher
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                                    GEOWORKS

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.    Description
-----------    -----------

10.1       Form of Indemnification Agreement

27.1       Financial Data Schedule