Form 10-Q
period 1997-12-31
GEOWORKS /CA/
filed 1998-02-11
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1997, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from           to           .

Commission file number 0-23926

                              GEOWORKS CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                  94-2920371
       -------------------------------                  ------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)

  960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                     94501
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip code)

                                  510-814-1660
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


AS OF DECEMBER 31, 1997, THE COMPANY HAD OUTSTANDING 15,789,286 SHARES OF COMMON STOCK, $0.001 PAR VALUE PER SHARE.

                              GEOWORKS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

 Condensed consolidated balance sheets: December 31, 1997 and March 31, 1997   2

 Condensed consolidated statements of operations: Three and nine months
  ended December 31, 1997 and December 31, 1996                                3

 Condensed consolidated statements of cash flows: Nine months ended
  December 31, 1997 and December 31, 1996                                      4

Notes to condensed consolidated financial statements                           5

Item 2.  Management's discussion and analysis of financial condition
         and results of operations                                          6-14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk            15

Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K                                    16

Signature                                                                     17

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                           Dec. 31,    March 31,
                                                             1997         1997
                                                           --------    ---------
ASSETS
Current assets
     Cash and cash equivalents                             $ 4,435      $ 6,319
     Marketable securities                                  19,214       30,501
     Accounts receivable (billed)                            1,106           --
     Accounts receivable (unbilled)                          2,667          475
     Prepaid expenses and other current assets                 631          907
                                                           -------      -------
          Total current assets                              28,053       38,202
Furniture and equipment, net                                 3,386        3,546
Other assets                                                   313          120
                                                           -------      -------
                                                           $31,752      $41,868
                                                           =======      =======
EQUITY
Current liabilities
     Accounts payable and accrued liabilities              $ 1,570      $ 1,628
     Deferred revenue                                        1,760        1,919
     Other current liabilities                               1,190        1,029
                                                           -------      -------
          Total current liabilities                          4,520        4,576
Other liabilities                                              307          739
                                                           -------      -------
     Total liabilities                                       4,827        5,315
Shareholders' equity                                        26,925       36,553
                                                           -------      -------
                                                           $31,752      $41,868
                                                           =======      =======



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)

                                       Three Months Ended       Nine Months Ended
                                      --------------------    ---------------------
                                      Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,
                                        1997        1996         1997        1996
                                      --------   ---------     -------     --------
Net revenues:
     License revenue                  $ 1,671     $ 2,733     $  3,276     $  6,160
     Research and development fees      2,276         839        5,633        2,805
     Service revenue                       76         100          377          200
                                      -------     -------     --------     --------
          Total net revenues            4,023       3,672        9,286        9,165

Operating expenses:
     Cost of license revenue               30         210          116          630
     Sales and marketing                1,270       1,803        5,050        5,049
     Research and development           4,602       3,467       13,415        9,766
     General and administrative           923         971        2,721        2,919
                                      -------     -------     --------     --------
          Total operating expenses      6,825       6,451       21,302       18,364
                                      -------     -------     --------     --------

Operating loss                         (2,802)     (2,779)     (12,016)      (9,199)

Other income (expense):
     Interest income                      288         517        1,123        1,866
     Interest expense                     (25)        (89)        (101)        (265)
                                      -------     -------     --------     --------
Loss before income taxes               (2,539)     (2,351)     (10,994)      (7,598)

Provision for income taxes                 44          55           88           55
                                      -------     -------     --------     --------
Net loss                              $(2,583)    $(2,406)    $(11,082)    $ (7,653)
                                      =======     =======     ========     ========

Net loss per share -- basic           $ (0.16)    $ (0.16)    $  (0.71)    $  (0.51)
                                      =======     =======     ========     ========

Shares used in per share
computation -- basic                   15,760      15,237       15,638       15,176
                                      =======     =======     ========     ========



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Nine Months Ended
                                                                 ----------------------
                                                                 Dec. 31,      Dec. 31,
                                                                   1997          1996
                                                                 ----------------------
Operating activities:
    Net loss                                                     $(11,082)    $ (7,653)
    Adjustments to reconcile net loss to net cash used in
    operating activities
        Depreciation and amortization                               1,095          999
        Changes in operating assets and liabilities                (3,387)      (3,576)
                                                                 --------     --------
Net cash used in operating activities                             (13,374)     (10,230)
                                                                 --------     --------

Investing activities:
    Purchases of furniture and equipment (net of retirements)        (971)      (1,885)
    Sales of marketable securities (net of purchases)              11,287        4,832
    Other                                                              34          (40)
                                                                 --------     --------
Net cash provided by investing activities                          10,350        2,907
                                                                 --------     --------

Financing activities:
    Proceeds from notes payable to shareholders                        --          375
    Payments of obligations under capital leases                     (248)        (294)
    Net proceeds from issuance of common stock                      1,388        3,914
                                                                 --------     --------
Net cash provided by financing activities                           1,140        3,995
                                                                 --------     --------

Net decrease in cash and cash equivalents                          (1,884)      (3,328)
Cash and cash equivalents at beginning of period                    6,319       11,052
                                                                 ========     ========
Cash and cash equivalents at end of period                       $  4,435     $  7,724
                                                                 ========     ========


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months and nine months ended December 31, 1997 and 1996 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and operating results for the interim periods. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, contained in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The results of operations for the three months and nine months ended December 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

2. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which has been adopted by the Company. Net loss per share -- basic is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options, which would be included under the diluted method, are excluded in the computation as they are antidilutive.

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

4. At December 31, 1997, the Company had a balance of $2,667,000 in unbilled accounts receivable. This balance consisted of research and development fees which were accrued into revenue under the percentage-of-completion method but unbilled as of the date of the balance sheet. Research and development fees are billed by the Company in accordance with installment payment schedules stipulated in license agreements with OEMs. Unbilled accounts receivable balances result when revenue earned under the percentage-of-completion method exceeds the amount billed to OEM licensees pursuant to the terms of their respective agreements.

ITEM 2  -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITIONS AND RESULTS OF OPERATIONS

    Safe Harbor Statement. Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include those referring to the Company's future plans, capital needs and operating results, and the acceptance of the activities and products of the Company and its partners in the market. Actual results may vary significantly due to various risks and uncertainties, including the "Factors Affecting Future Operating Results" set forth below, as well as the following: key markets may not emerge to the degree or in the timing anticipated; new technologies are inherently subject to development, timing, and consumer acceptance risks; the Company has a history of operating losses and anticipated future losses; the Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the Company will derive revenues therefrom; and future results depend upon the establishment of licensing relationships with leading market participants, introduction of successful products and services, and achievement and maintenance of a competitive advantage.


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


Net Revenues

        Net revenues increased $121,000, or 1%, during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. This increase occurred as growth in research and development fee revenue and service revenue offset declines in license revenue in the current fiscal year.

        License revenue decreased $2,884,000, or 47%, in the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year, primarily as a result of the termination or restructuring of four OEM license agreements during the nine months ended December 31, 1996. At the time these four agreements were terminated or restructured, there was a non-refundable prepaid royalty balance related to each agreement which had been recorded as deferred revenue but not yet fully amortized. Revenue recognized upon the termination or restructuring of these license agreements was included in license revenue during the nine months ended December 31, 1996, and accounted for $3,336,000, or 54%, of the Company's license revenue for that period. By contrast, revenue related to the restructuring of license agreements or to the termination of products by OEM licensees accounted for only $638,000, or 19% of license revenue, during the nine months ended December 31, 1997.

        During the nine months ended December 31, 1997, license revenue consisted principally of royalties on units sold by OEM licensees, source code license fees and other one-time payments, and amounts recognized upon the termination of products by OEM licensees. Revenues associated with source code license fees, one-time payments, and product terminations are non-recurring. Accordingly, revenues for all periods presented are not indicative of revenues to be recognized in future periods. Further, the Company may not realize previously anticipated license revenue from one or more of its current OEM licensees, due to delays and uncertainties affecting the ultimate shipment of their products.

        Revenue related to research and development fees increased $2,828,000, or 101%, during the nine months ended December 31, 1997, in comparison with the corresponding period of the previous fiscal year. Research and development fees represent amounts earned pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial increase in research and development fees during the nine months ended December 31, 1997 over the corresponding period in the previous fiscal year resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees, and from the fact that there was a greater number of projects in process for which such fees are charged. As of December 31, 1997, the Company had approximately $3,250,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will meet the milestones required to earn such fees.

        Service revenue of $377,000 for the nine months ended December 31, 1997 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of prospective OEM licensees. The increase of $177,000 in service revenue over the corresponding period of the previous fiscal year related to fees earned in connection with software workshops sponsored by the Company, as such workshops were offered for the first time by the Company in the current fiscal year.

        For the quarter ended December 31, 1997, total net revenues increased $351,000, or 10%, over total net revenues for the corresponding quarter of the previous fiscal year. Increases in revenue from research and development fees more than offset reductions in license revenue and in service revenue for the respective quarters. Research and development fees increased $1,437,000, or 171%, during the quarter ended December 31, 1997 in comparison with the corresponding quarter of the previous fiscal year. This substantial increase resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees, and from the fact that there were more projects in process for which such fees are charged. License revenue in the quarter ended December 31, 1997 decreased $1,062,000, or 39%, from the corresponding quarter of the previous fiscal year. This decrease was attributable principally to the termination of two OEM license agreements in the quarter ended December 31, 1996, which accounted for revenues of $1,102,000 in that quarter. There was no such revenue reported in the quarter ended December 31, 1997.

        License revenue for the quarter ended December 31, 1997 included one-time payments from two different licensees which accounted for $1,340,000, or 80% of license revenue for the quarter. The amount of revenue generated by these two transactions approximated the amount of revenue that was attributable to one-time payments and royalties on units sold by OEM licensees in the quarter ended December 31, 1996.


Operating Expenses

        Cost of License Revenue. The Company's gross margin percentage on license revenue was 96% for the nine months ended December 31, 1997 and 90% in the corresponding period of the previous fiscal year. Cost of license revenue during the current fiscal year consisted of license payments to third parties for software that is incorporated into the Company's software. Cost of license revenue for the nine months ended December 31, 1996, in addition to third party software licenses, included a one-time charge of $320,000 to terminate a technology contract which had been entered into during a prior fiscal year. Without this one-time charge, the Company's gross margin percentage on license revenue would have been 95% for the nine months ended December 31, 1996. Gross margin percentage on license revenue was 98% for the quarter ended December 31, 1997 and 92% for the corresponding quarter of the previous fiscal year.

         Sales and Marketing. There was no significant change in sales and marketing expense during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. Cost savings from reductions in domestic staffing and marketing programs offset the Company's expanded emphasis on international sales activities in the current fiscal year.

        Sales and marketing expense decreased $533,000, or 30%, during the quarter ended December 31, 1997 in comparison with the corresponding quarter of the previous fiscal year. This decrease resulted primarily from decreased spending on marketing events, and from reductions in staffing and related overhead costs for product marketing and developer outreach activities.

        Research and Development. Research and development expense increased $3,649,000, or 37%, during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. This increase was due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits and facilities overhead. Additionally, the increase in the current fiscal year in the number of joint development projects with OEM licensees in Europe and Asia has resulted in significant increases in travel expenses for the Company's engineering staff. The Company also made payments of $580,000 during the current fiscal year to outside developers for the license of software to be incorporated into future products. As the technological feasibility of the future products has yet to be established, these payments have been charged to research and development expense.

        Research and development expense increased $1,135,000, or 33%, during the quarter ended December 31, 1997 in comparison with the corresponding quarter of the previous fiscal year, as a result of the staffing and travel increases explained above.

        General and Administrative. General and administrative expense decreased $198,000, or 7%, during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable primarily to a reduction in staffing costs, as certain duplicate functions were eliminated following the business combination of Geoworks and Eden in February 1997.

        General and administrative expense decreased $48,000, or 5%, during the quarter ended December 31, 1997 in comparison with the corresponding quarter of the previous fiscal year. This decrease occurred principally as a result of a reduction in staffing costs between the two periods.


Other Income (Expense)

        Interest income declined $743,000, or 40%, during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. The decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the Company's operating deficits over the preceding 12 months. Interest expense decreased $164,000, or 62%, during the nine months ended December 31, 1997 in comparison with the corresponding period of the previous fiscal year. This decrease resulted from the repayment in the fourth quarter of fiscal year 1997 of notes payable to shareholders of Eden which had been outstanding throughout the nine months ended December 31, 1996.

        For the reasons noted above, the Company experienced decreases in interest income and interest expense during the quarter ended December 31, 1997 in comparison with the corresponding quarter of the previous fiscal year.


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


Liquidity and Capital Resources

        The Company's cash, cash equivalents, and marketable securities declined to $23.6 million at December 31, 1997 from $36.8 million at March 31, 1997. This decrease of $13.2 million resulted principally from the use of cash during the period of $13.4 million for operating activities. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1999, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout this time period.

        At December 31, 1997, the Company had a balance in accounts receivable of $3,773,000, an increase of $3,298,000 from the corresponding balance at March 31, 1997. The balance consisted principally of amounts accrued or billed by the Company for research and development fees. The increase in accounts receivable at December 31, 1997 resulted primarily from research and development fees accrued under the percentage-of-completion method. As revenue from research and development fees has increased significantly during the current fiscal year, the balance in accounts receivable for accrued research and development fees has increased as well. At December 31, 1997, the balance in accounts receivable consisted of $1,106,000 in billed revenues and $2,667,000 in accrued but unbilled revenues. Prepaid expenses and other current assets decreased $276,000 from March 31, 1997 to December 31, 1997 due primarily to a reduction in the amounts recoverable by the Company for prepaid taxes and various cost reimbursements from outside third parties. Furniture and equipment, net of depreciation, decreased $160,000 from March 31, 1997 to December 31, 1997, as depreciation of furniture and equipment on hand exceeded purchases of new furniture and equipment during the nine months ended December 31, 1997.

        Accounts payable and accrued liabilities decreased $58,000 at December 31, 1997 in comparison with March 31, 1997, due principally to reduced balances in accrued liabilities for marketing programs and acquisition costs. Deferred revenue decreased $159,000 from March 31, 1997 to December 31, 1997, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM customers. The amount of such advance royalty payments recognized as revenue during the nine months ended December 31, 1997 exceeded the amount of payments collected during the period, causing the balance in deferred revenue to decline. Other current liabilities increased $161,000 from March 31, 1997 to December 31, 1997 primarily as a result of higher accrual balances for certain incentive compensation and employee benefit programs. Other liabilities decreased $432,000 from March 31, 1997 to December 31, 1997, as monthly payments reduced outstanding principal balances on capital lease obligations, and certain balloon payments due at the conclusion of the equipment leases became payable within 12 months and therefore were classified as current liabilities.


Factors Affecting Future Operating Results

    History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and experienced substantial negative operating cash flow. Since becoming a public company in 1994, the Company has never been profitable. As of December 31, 1997, the Company had an accumulated deficit of $69.5 million, and had incurred operating losses of approximately $11.1 million, $15.5 million, $10.7 million, and $10.5 million in the nine months ended December 31, 1997, and the fiscal years ended March 31, 1997, 1996 and 1995, respectively. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1999, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices. The Company's objective is to establish its operating system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of the smart phone market segment, the Company's ability to establish licensing relationships with leading smart phone hardware manufacturers, the introduction by those manufacturers of successful smart phone products, the emergence of wireless content and services for smart phones to spur demand and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

    Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones and other mobile communicating devices. The Company's success depends upon the development of a new market for these products. Although the market for cellular telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS(R) software. The product began shipping in North America in December 1997. In July 1997, Toshiba released a smart phone for the Japanese market which incorporates the Company's operating system software. Although these devices have received positive reviews and several awards, their market acceptance has yet to be fully established. The failure, delay in shipment, or cancellation of any product in this new category could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance.

        In addition, the Company's long-term results will depend upon its success in developing and marketing aftermarket wireless content products and services that operate on smart phones. There can be no assurance, however, that the wireless content and services market will develop as anticipated or that the Company will be able to execute its business plan successfully.

    Risks of Software Product Development, Including Risk of Developing Next Generation Operating System. The Company's future success will depend upon its ability to develop and release, on a timely basis, new operating system and application software products and upgrades and new aftermarket products and services. In particular, Geoworks has recently introduced a new generation of its operating system software that, unlike its predecessor GEOS technology, is processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Broad acceptance of Geoworks' existing and future products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. With its latest GEOS-SC release, Geoworks has made significant progress toward this development goal, but acceptance of the release in the market is uncertain and the adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time consuming and subject to delays. There can be no assurance that Geoworks will be successful in marketing and selling products developed for non-Intel microprocessors, or will be successful in future development efforts.

    Disappointing Revenue from Previous Generation Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices -- in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors -- such as the Apple Newton, Sony MagicLink and Motorola Envoy -- have achieved only modest unit sales to date. With the exception of the Palm Pilot product from 3Com (which does not incorporate the Company's software), products in these device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with any of its licensing efforts to date, and its operating results have been affected adversely. Royalty revenues earned on reported unit shipments of these previous products have been modest, and several of the Company's previous-generation licensees have canceled products prior to introduction, or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal quarter and previous fiscal years.

    Dependence On Limited Number Of Manufacturers. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones which incorporate the Company's operating system software. The Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the Company will derive revenues therefrom. Through the first nine months of fiscal year 1998, three licensees of the Company's software had accounted collectively for greater than half of the Company's total net revenues. During this same period, four licensees had accounted individually for greater than 10% of the Company's total net revenues. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. This product has yet to generate significant royalty revenue or make a material, favorable contribution to the Company's operating results. It is unclear what effect in the long term this new product will have on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will suffer material adverse effects. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

    Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's operating system software becomes a leading platform for hardware devices, the Company's long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system; license revenue from communication services providers; and distribution by the Company of its own and third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the Company has historically marketed an operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's operating system software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While the Company has been able to obtain recurring license revenue in the past from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective cellular distribution of content and services is an unproven concept which depends upon many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that cellular distribution will prove to be feasible, or that the Company's technology will be suitable for the distribution infrastructure as it develops. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will suffer material adverse effects.

    Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and subsequent market acceptance of new smart phones based upon the Company's operating system software; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. While revenue from research and development fees has been rising during the current fiscal year, there is no assurance that this pattern will continue in future fiscal periods. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

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

    Effect Of Wholesale Prices On Royalties. Royalties from the license of the Company's operating system to smart phone and mobile communicating device hardware manufacturers may represent a significant component of the Company's future revenues. The royalties the Company receives from these licenses are usually correlated to the wholesale or comparable transfer price of the mobile communicating devices in which the Company's software is incorporated. The price of smart phones and other mobile communicating devices is expected to decline over time as a result of competitive pressures and consumer demands, and due to the efforts of the Company's OEM customers to achieve increased sales volume through price reductions. To the extent that the Company's royalty is determined as a percentage of said price, or to the extent that the Company responds to market pressures by reducing the amount of fixed-dollar royalties, any such reduction in the wholesale or comparable transfer price will have a material adverse effect on the royalty per unit the Company receives. There can be no assurance that an increase in sales volume will result from a decline in the wholesale or comparable price and thereby compensate for any decline in royalties per unit which the Company receives from its OEM licensees.

    Dependence on Year 2000 Compliance of Third-Party Products. The Company's software products operate as a conduit for data from handheld devices to application software developed by third parties. The Company has no control as to whether the hardware devices and application software that the Company's software supports will accurately process date and time data from, into and between the 20th and 21st centuries. The company and its business may suffer adverse effects should the third-party products with which the Company's software functions fail to accommodate the change in date from December 31, 1999 to January 1, 2000.

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

                           PART 2 -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits


        27.1          Financial Data Schedule



        b) Reports on Form 8-K

           The Company filed a report on Form 8-K on October 27, 1997 announcing its reincorporation in the state of Delaware.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.













Date: February 7, 1998
                                            GEOWORKS CORPORATION




                                            by:  /s/ David A. Thatcher
                                            ------------------------------------
                                            David A. Thatcher
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.    Description
-----------    -----------
   27.1        Financial Data Schedule