Form 10-K
period 1998-03-31
GEOWORKS /CA/
filed 1998-06-26
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________.

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.001 PER SHARE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on May 31, 1998 as reported on the Nasdaq National Market, was approximately $48,684,603. Shares of Common Stock held by each executive officer and director and by certain persons who own five percent (5%) or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of May 31, 1998, there were 15,919,082 shares of the Registrant's Common Stock outstanding.

                             DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1998 Annual Meeting of Stockholders to be held on September 15, 1998 are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

                                    GEOWORKS

                                TABLE OF CONTENTS

                                                                                       Page
                                                                                       ----
                                        PART 1

Item 1.     Business                                                                     5
Item 2.     Properties                                                                  28
Item 3.     Legal Proceedings                                                           28
Item 4.     Submission of Matters to a Vote of Security Holders                         28
Item 4A.    Executive Officers of the Registrant                                        28


                                        PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters   31
Item 6.     Selected Financial Data                                                     32
Item 7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                              35
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk                  39
Item 8.     Financial Statements and Supplementary Data                                 40
Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure                                                       61


                                       PART III

Item 10.    Directors and Executive Officers of the Registrant                          61
Item 11.    Executive Compensation                                                      61
Item 12.    Security Ownership of Certain Beneficial Owners and Management              61
Item 13.    Certain Relationships and Related Transactions                              61


                                        PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K            62
             Signatures                                                                 69

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

   Many of the discussions in this Form 10-K for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile communicating devices, particularly smart phones; the Company's strategy for establishing its software as a standard solution for the smart phone market; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of the latest version of its operating system software; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; the Company's intention to expand the market for its software by leveraging its existing licensees; the development of a market for wireless content and services and the Company's intention to integrate and market such wireless content and service technologies for use by wireless mobile operators.

        Actual results may vary materially from such forward-looking statements, due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence of a new market and on the activities of a limited number of device manufacturers, and the Company has no direct control over those activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants; (iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products on a timely basis; (iv) widespread adoption of mobile communicating devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure; (v) the Company anticipates the emergence and potential impact of competitive products and services; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Risk Factors, beginning on page 19.

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

ITEM 1.        BUSINESS

   Geoworks was incorporated in the state of California on September 27, 1983 and was reincorporated in the state of Delaware on October 7, 1997. Geoworks develops and markets operating system and application software for the emerging market of mobile communicating devices. Mobile communicating devices comprise lightweight, portable computerized devices with communications capabilities, such as smart phones, pagers, handheld PCs, communicating electronic organizers, global positioning devices and wireless mobile phones. The Company is focusing principally on the smart phone segment of the mobile communicating device market. Smart phones include a range of products from enhanced phones to all-in-one smart communicators. Enhanced phones provide a Graphical User Interface (GUI) and incremental ease-of-use for the current digital wireless mobile phones on the market. Such features provide easier user access to existing network services such as voicemail and easy customization of the user interface and product branding by the manufacturers and vendors of such digital wireless mobile phones. Smart communicators are next-generation, digital wireless mobile telephones that integrate voice and data capabilities--such as electronic mail, facsimile, paging and access to Internet-based content and services. Smart communicators have been distributed in Europe since 1996, and in the U.S. and Japan since 1997.

   The Company's primary objective is to establish its operating system and related software as leading software solutions for the mobile communicating device market. To advance this objective, Geoworks has licensed its operating system platform to a number of leading manufacturers of mobile communicating devices, including Nokia Mobile Phones Ltd. ("Nokia"), Ericsson Mobile Communications AB ("Ericsson"), NEC Corporation ("NEC"), Toshiba Corporation ("Toshiba"), and Mitsubishi Electric Corporation ("Mitsubishi"). Nokia and Toshiba have also made equity investments in Geoworks. Although Nokia and Toshiba are currently distributing smart phones incorporating the Company's operating system, there can be no assurance that they will continue to do so, that the Company's other licensees will commercialize products containing the Company's software or that the Company will derive revenue therefrom.

   The Company has plans to leverage its position as a software supplier by developing and marketing products and services to the installed base of mobile communicating devices, including but not limited to devices, both current and future, based upon the Company's operating system software. In particular, Geoworks intends to work directly or indirectly with wireless operators, content providers, hardware vendors and integrated service vendors to enable a complete, end-to-end solution for users of mobile communicating devices (particularly smart phones), either through the licensing of software technology and products developed by the Company, or by performing services for the solution provider. These products and services are intended to enable wireless operators to provide mobile communicating device users with access to the rapidly growing stream of electronic content and services, including the Internet, World-Wide Web ("WWW"), electronic mail, paging and targeted interactive content.

   To advance such objectives, Geoworks has established a licensing relationship with Telecom Finland Oy, now known as Sonera. The Company is also working with NTT DoCoMo to identify opportunities for wireless content and services for the Japanese market.

   Geoworks has also previously licensed its GEOS(R) operating system technology to manufacturers of electronic organizers and consumer computing devices, including Brother International Corporation ("Brother"), Canon Business Machines, Inc. ("Canon Business Machines"), and Hewlett-Packard Company ("Hewlett-Packard"). In the past, the Company has also developed products for America Online Incorporated ("America Online"), Casio Computer Company Limited ("Casio"), International Business Machines Corporation ("IBM"), Motorola Inc.'s EMBARC Subsidiary ("Motorola"), and Sharp Electronics Corporation ("Sharp").



INDUSTRY BACKGROUND

The Mobile Communicating Device Market

   The Company believes that there is now emerging a significant new market based upon mobile communicating devices, which are lightweight, portable computerized devices with communications capabilities, such as smart phones, pagers, handheld PCs, communicating electronic organizers, global positioning devices and wireless mobile phones. The Company is focusing principally on the smart phone segment of the mobile communicating device market. Smart phones include enhanced phones, which add a GUI and ease-of-use features to existing digital wireless mobile phones, and smart communicators, which combine wireless voice communications with applications and services such as fax, electronic mail, interactive content and access to the Internet and WWW. The Company expects these products to be designed to provide the user with greater ease of use, greater mobility and greater access to information from a variety of sources, including wireless mobile networks, the Internet and the WWW. For example, mobile professionals may use mobile communicating devices to stay in touch with their office through wireless communications, send and receive e-mail, schedule appointments and retrieve data.

   The Company believes the mobile communicating device market will have the following characteristics:

   Segmented Market. The Company believes that the mobile communicating device market will exhibit characteristics of both the existing wireless mobile telephone market and the current, highly segmented consumer electronics market. Both of these markets are focused on individual users, and are characterized by diverse product offerings, significant differentiation among product lines and wide price/performance ranges within each product line. In such a market, hardware manufacturers may choose to offer a specialized method for users to control and interact with each product (a "user interface") in order to customize that product for its targeted segment. In addition, the Company believes that, within each segment of the mobile communicating device market, manufacturers will endeavor to provide differentiated devices and services in an effort to avoid replicating the commodity nature of the PC hardware market.

   Unique Operating System Requirements. As the mobile communicating device market emerges, the Company believes consumers will not be satisfied with only the fixed functionality found in standard wireless mobile phones, organizers and pagers. Rather, it is expected that consumers will demand "intelligent" devices that are able to provide a broad and flexible range of functionality. This will require the incorporation of a graphical operating system in the device. To make the devices affordable, the operating system must be efficient in its usage of limited microprocessor (CPU), memory (RAM) and storage (ROM) resources. The Company believes that current operating systems designed for PCs or their subsets are not well suited for use in mobile communicating devices. In addition, many current operating systems allow for only limited customization of the user interface as defined by the OS provider. The Company believes that consumer electronics manufacturers will demand unique interfaces which vary with the device and the sophistication of the user. In addition, devices will have to be designed for ease-of-use by the average consumer. The Company believes that delivering ease-of-use will require a sophisticated operating system with an innovative approach to user interface technology.

   Ease of Use Extensions To Today's Digital Wireless Mobile Phones. The Company believes that some manufacturers of today's digital wireless mobile telephones will wish to enhance such devices without needing to modify the real time operating systems (RTOS) or upgrade to a 32-bit CPU architecture from the 16-bit CPU platforms on which such devices are currently based. The Company believes that enhanced phones will emerge as a solution for such manufacturers, enabling them to provide a progression from the digital wireless mobile phones currently on the market to the enhanced data capability of smart communicators running on a 32-bit CPU platform. Software enhancements and ease-of-use applications will, therefore, need to run on the existing RTOS operating on 16-bit CPUs. Ideally, such enhancement and applications will require minimal changes to the configuration of such phones, with the exception of the display screen, which will need to support bitmapped images required for a graphical user interface.

   Price Sensitivity. The Company believes that consumer demand for mobile communicating devices will be related to the price of such devices. As mobile communicating device prices decline, volumes should increase. While mobile communicating devices may initially be introduced at higher prices, as with many other consumer electronic devices, the Company anticipates that prices will typically decline as unit volumes increase. Further, even though many wireless mobile operators have started to subsidize the cost of mobile phones for the general public, such subsidies vary by geography and by the amount of competition found in the market.

   Aftermarket For Products And Services. The Company believes that the anticipated volume and diversity of products and users in the mobile communicating device market will, over time, create opportunities for aftermarket products and services, i.e., products and services which are intended for the installed base of mobile communicating device owners. In contrast to the PC software market, which has traditionally been focused on business productivity applications (word processors, spreadsheets, databases and presentation graphics), the Company believes that applications for the mobile communicating device market will be distributed across a broader range of categories including communications (e-mail, Internet connectivity, paging and access to electronic information), connectivity (access to local, corporate and public networks), information publishing (reference, travel and news), and personal productivity applications (time and contact management, expense reports, and the like).

   The emergence of the Internet, intranets and commercial online services has demonstrated the need for up-to-date information access. While to date this trend has, for the most part, been limited to wired devices, the Company believes that in the future an increase in the delivery of information over wireless networks will also occur. Access to the Internet and targeted, market-specific information services are expected to play an important role in the perceived value of mobile communicating devices.

THE GEOWORKS SOLUTION

   Geoworks develops and markets operating system, applications and related software for the emerging mobile communicating device market. Since its inception, the Company has developed, optimized and enhanced software which excels in environments with limited microprocessor power and limited memory and storage capacity. Within the mobile communicating device market, the Company is principally focused on the emerging market segment of smart phones, with the goal of creating the preferred software solution for these products. The result of these efforts, the Company's GEOS(R) and GEOS-SC(TM) operating systems and related technologies, have been specifically designed to be key underlying and enabling technologies in this market. The Company believes that its system software provides the functionality and efficiency that can enable hardware manufacturers to provide the desired features and pricing structure for successful mobile communicating devices.

   The Company believes that there are three primary points of differentiation which make both the GEOS and GEOS-SC system software well suited operating systems for mobile communicating devices. First, the system software incorporates a patented, flexible user interface that allows hardware manufacturers to customize the "look and feel" of the user interface for a specific product or market segment, allowing for a high degree of product differentiation. Second, the integration of standard communication protocols is designed to allow user access to wireless networks, corporate databases, the Internet and WWW, and personal desktop computer systems. These communications protocols can be used to enable wireless mobile operators, content providers, and corporate MIS managers to deliver information services to mobile communicating device users. Third, the efficient design of the system software provides functionality comparable to that of other advanced operating systems but with significantly lower microprocessor, memory and storage requirements. The Company's system software incorporates advanced operating system technologies such as object-oriented programming, multi-tasking, high-quality imaging, communications capabilities and Internet protocol support, all implemented in compact, high-performance code.

   The Company's GEOS technology has been shipping in smart phones since August 1996 and, until recently, only operated on microprocessors based upon the Intel x86 architecture. The Company's latest version of GEOS, GEOS-SC, is processor independent, retains the key features found in GEOS, and has been designed specifically for the mobile communicating device market. The Company believes that GEOS-SC, with its modularity, scalability and processor-independence will allow hardware manufacturers to deliver a broader range of devices, provide a wider variety of functionality and price points, and reduce their development cycle time. The Company has also licensed Sun Microsystem's PersonalJava(TM) technology and has developed a Java(TM) virtual machine that runs on the GEOS-SC system software. The Company's version of the Java virtual machine was developed to enable Java developers to create applications that enhance the functionality of GEOS-SC-based devices.

GEOWORKS' STRATEGY

   The Company's primary objective is to establish its operating system and software applications as leading solutions for the mobile communicating device market. The Company also intends, to the extent that the smart phone market becomes more established, to develop technology and services to facilitate messaging, content delivery and access and use of the Internet. The Company's strategy has the following components:

   Focus On The Smart Phone Segment Of The Mobile Communicating Device Market. Since its inception, the Company has designed software focused on the particular requirements of affordable computing devices that have limited memory, processor capacity and storage. This focus has resulted in extensive experience and expertise in designing and delivering efficient and highly functional operating system software suitable for mobile communicating devices. The Company believes that its extensive experience and sustained focus give it a competitive advantage in delivering the system software necessary for successful mobile communicating devices. The Company has chosen to focus on the broad range of smart phones within the mobile communicating device market, from the enhanced phone to the smart communicator segments of this market.

   The Company believes its technology is well suited for a variety of smart phones. However, the Company believes that the enhanced phone segment will be the first to realize significant volume sales, with the more advanced features of the smart communicator segment to follow, and therefore is concentrating on developing solutions for those markets. The Company believes that the key to delivering successful products in these segments lies in developing client-based solutions that enable easy-to-use functionality at competitive prices, as well as complementary server-based solutions that will enable the delivery of targeted content and services to extend the functionality of such devices.

   Establish Alliances To Penetrate The Mobile Communicating Device Market. Geoworks has established alliances and OEM license relationships with leading manufacturers that it believes are capable of expanding the mobile communicating device market. The Company's goal is to expand its relationships with existing licensees as well as to establish additional relationships in the future. The Company believes that it can leverage the greater resources, experience and market presence of its licensees to expand the range of devices incorporating the Company's operating system software and applications. However, some existing licensees have also licensed operating system software from the Company's competitors, and there can be no assurance that the Company's licensees will continue to license the Company's software solutions in the future. Further, there can be no assurance that the Company's licensees will develop and release products based on the Company's software or that the Company will receive any significant revenue therefrom.

   The Company has developed relationships with a number of leading hardware manufacturers, including the following:

        Nokia. Nokia made a significant equity investment in Geoworks in 1995 and has licensed the Company's system software to design intelligent communications products. The first product that incorporated the GEOS software was the Nokia 9000 Communicator, which was introduced in August 1996. This product has been followed by the 9000i, which was introduced in the U.S. in October 1997. Most recently, Nokia introduced the 9110 in March of 1998 targeted at the European Global Systems for Mobile Communications (GSM) markets, scheduled for shipment in August 1998. Nokia is a leading supplier of wireless mobile phones worldwide.

        Toshiba. Toshiba made a significant equity investment in Geoworks in 1995 and has licensed the Company's system and applications software and worked with the Company to develop a Japanese-language version of the Company's GEOS system software for use in mobile communicating devices. In February 1997, Toshiba announced the GENIO PCV-100, a pocket communicator with built-in web browsing capabilities for the Japanese market, based on GEOS system software. Toshiba is a leading worldwide supplier of computing and electronic products.

        Mitsubishi. Mitsubishi Electric Company is the first handset manufacturer to license the Company's GEOS-SC operating system. Mitsubishi intends to develop a family of smart phones for the Japanese domestic market and distribute the Company's software in its first mobile communicating device. Mitsubishi is a leading consumer products manufacturer.

        Brother. Brother licensed GEOS for a family of information appliances, including the Ensemble personal desktop publishing systems. Brother included the GEOS operating system and the Company's browser technology in its recently-released GeoBook, a notebook computer that allows users to send e-mail, access the Internet, and send and receive faxes. The GeoBook also contains a number of PC-type applications, such as word processing, spreadsheet, address book, and calendaring. Brother is a leading supplier in the home office equipment market.

        During fiscal year 1998, the following companies accounted for more than 10% of the Company's net revenues: Nokia accounted for approximately 29%; Ericsson accounted for approximately 18%; Mitsubishi accounted for approximately 16%; and Brother accounted for approximately 11% of the Company's net revenues.

   Continue To Evolve The Company's Operating System Technologies. The Company has developed the technology underlying the GEOS family of operating systems over a period of thirteen years. It has been incorporated in a number of electronic organizers and smart phones. In order to provide support for microprocessors other than those based on the Intel x86 architecture, the Company has developed GEOS-SC, a next-generation operating system that is able to run on an array of RISC processors.

   The Company expects to continue its research and development efforts in order to take advantage of developments in communications technology, and to increase its product efficiency and optimization for use in mobile communicating devices.

   Develop Additional Technologies To Address the Enhanced Phone Market. The Company commenced development of ease-of-use applications that run directly on real time operating systems using 16-bit CPUs found in most of today's digital wireless mobile telephones. The Company believes that there will be a demand for such applications, which will make it easier for users to use the digital cellular phones currently on the market. There can be no assurance that the Company will successfully execute its development strategy. These and other risks are discussed under Risk Factors, elsewhere in this Form 10-K.

   Facilitate Information Access And Use. The Company believes that information access will be a key component of a total mobile communicating device product offering, and over time will be a reason for product purchases. The Company recognizes that information access by the mobile communicating device user depends upon more than the distribution of devices incorporating the Company's software. Technology and infrastructure for the creation, transmission and receipt of electronic content by mobile communicating devices must be established.

   The Company believes that users of wireless mobile communicating devices have fundamentally different information needs than users of wired desktop PCs. Mobile users are restricted by time and space, needing more compact devices that allow quick access to highly personalized information. The Company believes users of wireless mobile communicating devices will require rapid connections to essential information that can be viewed on compact communication devices. As a result, content will need to be tailored to the delivery mechanisms and viewing capabilities of such mobile devices. In addition, the volume of such information will need to be filtered to ensure reasonable delivery time over wireless connections. To help meet these needs, the Company is developing server software and establishing relationships with operators and content providers to enable the deployment of usable content for mobile communicating devices via digital wireless networks.

   Internally Developed Applications. The Company's strategy is to establish relationships with a limited number of independent software developers and to continue to develop and offer mobile communicating device applications and services for the Company's operating system platform.


THE GEOWORKS OPERATING SYSTEM

   The following discussion summarizes some of the key technologies embodied in the Company's GEOS technology, which has been developed over the last thirteen years, as well as the Company's enhanced GEOS-SC operating system. The original GEOS technology operates on microprocessors based upon the Intel x86 architecture. The Company has also developed and is continuing to develop GEOS-SC, a processor-independent operating system that is able to run on an array of RISC processors and is designed specifically for the mobile communicating device market. GEOS-SC was developed over the past three years and incorporates the same design elements as the original GEOS, i.e., it is compact, efficient, modular and flexible. The Company believes that GEOS-SC will allow hardware manufacturers to deliver a broader range of functionality and price points as well as reduce development cycle time. GEOS-SC is compact, with each component designed to be small and efficient; open, with a published application programming interface (API) that is not expected to vary from platform to platform, thereby allowing Geoworks, licensees and third parties to reuse code and adopt alternative silicon solutions; modular, allowing licensees to omit or replace components as required for their specific devices; written in C++, to allow portability and the production of compact code; and communications-focused.

   Compact, High Performance Code. The compact, efficient software code of GEOS and GEOS-SC incorporates advanced system software design features into operating systems suitable for the full range of Intel x86-based devices and a broad array of 32-bit RISC-based devices, respectively.

   Specialized skills in at least two software development disciplines are required to produce compact, high-performance code. The first discipline is software architecture design. The Company's system software design team has applied object-oriented programming techniques with organization and structure that is intended to maximize execution efficiency and minimize code duplication for systems with limited microprocessor power and limited memory and storage capacity. The second discipline is writing compact code. Geoworks has emphasized compact code, in contrast to a number of software developers who rely on high-level programming languages to speed code development at the expense of code size and efficiency. These disciplines have enabled the Geoworks engineering team to develop operating system and application software designed for computing devices with limited microprocessor power and limited memory and storage capacity. For example, the GEOS-SC system software (including the operating system kernel, the user interface, drivers and standard class libraries) occupies less than 2 Mb of storage. Further, the extensive set of features built into the system software allows mobile communicating device applications to be small, without sacrificing functionality.

   Flexible Graphical User Interface. For the GEOS and GEOS-SC operating systems, Geoworks has developed its patented flexible graphical user interface as a solution for a market with diverse products and consumers. The flexible graphical user interface offers mobile communicating device market participants significant benefits over the typical single-PC-user interface. For hardware manufacturers, this technology provides the ability to incorporate a customized user interface as an element of product differentiation and enables the manufacturer to design new and unique products which can take advantage of an existing library of mobile communicating device software applications. In addition, the flexible graphical user interface enables a hardware manufacturer to design a product which utilizes various input devices, such as a keyboard, pen pointer, push buttons or remote control, to achieve the desired functionality.

   Communications Capabilities. GEOS and GEOS-SC have a broad array of communications capabilities. These include: an integrated messaging architecture to handle the sending, receiving and management of communications; interfaces to support e-mail, short messaging service ("SMS"), paging, fax and other message types such as voice; network protocols such as TCP/IP and PPP; Internet protocols, including SMTP, POP3, IMAP4 and HTTP; IrDA infrared support; and serial communications to personal computers, printers and peripheral devices. These capabilities enable wired and wireless communication between GEOS- and GEOS-SC-based mobile communicating devices and users' homes and offices, as well as access to the Internet, WWW and information service providers.

   Object-Oriented Design And Extensive Object Library. Object-oriented programming leads to standardized approaches, fast prototyping and more efficient program coding by independent software developers. It also frees the developer from reinventing repetitive program features to satisfy common functionality requirements. The Company's system software has an object-oriented design, which assists the applications developer in creating small and efficient applications. For example, all text and graphics handling resides within the system software, rather than in the application itself.

   Preemptive Multi-tasking, Multi-threaded Execution. The system software's preemptive multi-tasking and multi-threaded execution allow multiple tasks to run simultaneously within a mobile communicating device. For example, a mobile communicating device with appropriate processor capabilities can receive a fax and print a document at the same time that the user is using an address book application. This capability also enables the system software to prioritize tasks, so that, for example, input received from the user is given priority over other tasks taking place concurrently.

WIRELESS SERVER-BASED TECHNOLOGIES

   The Company currently has under development products that promote access to information via mobile communicating devices. The Company's mobile information server technologies are expected to enable network operators to deliver information services tailored to the needs of mobile users. The Company also expects to license to handset manufacturers client technologies that will reside on the devices, designed to operate in conjunction with the mobile information services. To enable access to the WWW from mobile communicating devices, the Company also plans to provide server technologies that will improve the experience of WWW browsing on mobile communicating devices, which have smaller screens and lower data transmission rates than the personal computers for which the WWW was designed. The Company's solutions are intended to be network, protocol and operating system neutral.

SALES AND MARKETING

    The Company's sales and marketing function is a cooperative process involving direct sales staff and commissioned sales representatives, as well as the Company's executive officers. The Company fundamentally has three industrial customers: manufacturers of mobile communicating devices, wireless mobile operators, and chipset manufacturers. The Company's sales approach is to secure licensing relationships with selected mobile communicating device manufacturers with whom the opportunity exists to develop significant business relationships. Additionally, it is the Company's goal to secure licensing relationships with key wireless mobile operators in primary markets. The Company also focuses on developing relationships with select chipset manufacturers to supplement and enhance the Company's software offerings. The Company attempts to leverage the greater resources, experience and market presence of its industrial customers to establish the Company's operating system and related software as accepted solutions for mobile communicating devices.

PRODUCT DEVELOPMENT

   The Company expects to continue its research and development efforts in order to increase its product efficiency and optimization, and in order to support a broader range of mobile communicating devices. The Company's future success will depend on its ability to develop and release, on a timely basis, new operating system software and associated products and upgrades.

   As of March 31, 1998, the Company employed 214 full-time employees, of whom 162 were employed in research and development activities. The Company's research and development expenses during fiscal years 1998, 1997 and 1996 were $18.5 million, $13.7 million, and $9.1 million, respectively. The Company expects to expend significant resources on research and development activities in the future. (See Note 1 to Consolidated Financial Statements in Item 8 of this 10-K for information regarding funds provided to the Company by the Company's licensees for research and development.)

COMPETITION

   The Company expects there to be intense competition among mobile communicating device operating systems as and to the extent the market develops, especially in the smart phone segment. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical and marketing support and greater name recognition than the Company, such as Psion, Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems that may compete directly with the Company's current and anticipated future operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems that compete with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently gives the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company or that achieve greater market acceptance than those of the Company.

   Microsoft currently holds the dominant position in the PC operating system market, and has introduced its Windows CE operating system for handheld PCs. In addition to competing on a technical basis, Microsoft's dominant position in the PC operating system market, as well as its existing relationships with PC manufacturers and ISVs, may enable it to exert significant influence over the operating system selection by manufacturers and ISVs who intend to participate in the mobile communicating device market. In addition, Microsoft's introduction of an operating system for one or more mobile communicating devices, whether anticipated, announced or actually shipping, may have the effect of causing hardware vendors to delay committing to another operating system. In the future, the Company may face increased competition from Microsoft in the smart phone market.

   Psion develops, manufactures and sells handheld electronic organizers. Psion has developed a proprietary, RISC-based operating system for use in its own organizer products. Psion has created a separate operating system business and has licensed its technology to hardware manufacturers, including smart phone manufacturers. On June 24, 1998, Psion, Ericsson and Nokia announced a joint venture called Symbian that will license Psion's EPOC operating system to smart phone manufacturers. This joint venture could have a material adverse effect on the Company's business and results of operations.

   The Company competes primarily on the basis of the features, performance, reliability, product support and price of its operating system and application software. While many of the Company's current and expected competitors have greater financial, technical and marketing resources than the Company, the Company believes that it competes favorably with respect to these factors. The Company also believes that a current competitive advantage of the GEOS-SC system software is its ability to operate in computing systems which require limited microprocessor power, memory (RAM) and storage (ROM), as well as its patented flexible UI technology. However, a significant decline in the cost or related space requirements of computer processors, memory or storage could reduce the relative cost benefits of using the Company's system software.

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

From time to time, third parties, including competitors of the Company, may assert exclusive patent, trademark, copyright and other intellectual property rights over technologies or products that are important to the Company's business. Further, from time to time, the Company may receive communications from third parties asserting that features or content of certain of the Company's products infringe upon intellectual property rights held by such third parties. In addition, the Company may find cause to assert its own intellectual property rights in its products and technologies against third parties whom the Company believes are infringing such rights. The marked increase in the number of software patents being issued by the United States Patent and Trademark Office can increase the risk of infringement claims. Patents have been granted in recent years on fundamental technologies in software, and patents may issue which relate to fundamental technologies incorporated into the Company's products. As the number of patents, copyrights and other intellectual property rights in the Company's industry increases, products based on the Company's technology may increasingly become the subject of infringement claims both by and against the Company. There can be no assurance that third parties will not assert infringement claims against the Company in the future or that the Company will not assert infringement claims against others. Litigation, in and of itself and regardless of its outcome, could result in substantial cost and diversion of resources of the Company.

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

EMPLOYEES

   As of March 31, 1998, Geoworks employed 214 full-time employees, of whom 162 were employed in research and development, 23 in sales and marketing, and 29 in administration. Of these employees, 13 were employed on a temporary basis. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, and Geoworks has never experienced a work stoppage.

   The Company endeavors to maintain competitive compensation, benefits, equity participation and work conditions policies to assist in attracting and retaining qualified personnel.

   The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company does not have employment contracts with most of its key personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

RISK FACTORS

   History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of March 31, 1998, the Company had an accumulated deficit of $73.2 million, and had incurred operating losses of approximately $16.0 million, $15.5 million, and $10.7 million, in the fiscal years ended March 31, 1998, 1997, and 1996, respectively. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1999, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices and reducing its operating expenses. The Company's objective is to establish its operating system software as a leading operating system for this market in the near term, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, the Company's ability to establish licensing relationships with leading hardware manufacturers, the introduction by those manufacturers of successful products, the emergence of wireless content and services for smart phones to spur demand for the smart phone market and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

        Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success depends upon the emergence of a new market for these products. Although the market for wireless mobile telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS software. The product began shipping in North America in December 1997. In July 1997, Toshiba released a smart phone for the Japanese market that incorporates the Company's operating system software. Although these devices have received positive reviews and several awards, the market acceptance of these products has not yet been fully established, and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. More generally, the failure, delay in shipment, or cancellation of any product in this new category, or the discontinuance of any such products by their manufacturers, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the commercial release or pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance. Further, there can be no assurance that the market for smart communicators will emerge, but the Company believes that such market will in any case not emerge before the year 2000.

    The development of the smart phone market, like that of other computer and consumer electronics markets, is dependent upon the simultaneous development of a substantial infrastructure of related and supporting products and services, including hardware and software products, distribution channels and services, communications services, and maintenance and support services. The Company has only limited influence over and, therefore, is substantially dependent upon, the activities of third parties for the development of this infrastructure. The success of smart phones also depends on a number of other general market factors outside the Company's control, including consumer acceptance of particular smart phone concepts.

    In addition, the Company's long-term results will be affected by the success of the market for wireless content products and services that operate on smart phones. There can be no assurance, however, that the wireless content and services market will develop as anticipated.

   Risks of Software Product Development and Risk of Delays. The Company's future success will depend on its ability to develop and release, on a timely basis, new operating system and application software products and upgrades for smart communicators, new applications for enhanced phones, and new aftermarket products and services. Geoworks has recently introduced a new generation of its operating system software called GEOS-SC that, unlike its predecessor GEOS technology, is processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Further, Geoworks is currently developing software technologies for enhanced phones. Broad acceptance of Geoworks' existing and yet to be released products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. Geoworks has made significant progress toward this development goal, but acceptance of its newly developed products in the market is uncertain and the adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time consuming and subject to delays. There can be no assurance that Geoworks will be successful in continuing to market and sell products developed for non-Intel microprocessors, or will be successful in future development efforts.

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

   The Company has historically engaged in significant customization of its GEOS system software for each mobile communicating device hardware partner. The software development and customization process is inherently unpredictable. Development time and the achievability of design objectives may not be determinable until very late in the development process. Problems and delays in product development or customization may result in the delay or cancellation of planned product or service offerings by the Company and its strategic partners, and consequently could have an adverse effect on the Company's operating results. In the past, the Company has experienced significant delays in the completion of development and customization projects and the release of new products to mobile communicating device hardware partners. Consequently, the receipt of development fees and license revenue from these partners has at times also been delayed. Such delays have resulted from a number of factors, including, but not limited to, changes in specifications initiated by the Company's hardware partners. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. There can be no assurance that the Company will not experience similar problems and delays in the future, resulting in material adverse effects on the Company's operating results. Furthermore, complex software products often contain errors, and significant errors may go undetected for some time. Discovery of significant errors may delay or cancel product releases and, if not discovered until after product release, may necessitate recall of products by the Company and its strategic partners and expose the Company to substantial expense and claims for reimbursement.

   Acceptance Of Geoworks Technology. The Company's success in establishing its current or its anticipated future operating system software and applications software as leading software solutions in the mobile communicating device market is critically dependent on the Company's ability to establish and sustain business relationships with key mobile communicating device market participants. The Company has already established relationships with several mobile communicating device hardware manufacturers and other companies which the Company believes will be significant participants in the mobile communicating device and services markets. Despite the importance of these relationships, the Company must secure additional strategic design wins and licensing relationships with its existing licensees and with other market participants in order to establish the Company's software as accepted solutions. Accordingly, there can be no assurance that the Company's existing licenses will result in sustained license relationships, successful products or substantial revenues for the Company. Furthermore, even if the Company is able to establish and sustain relationships with particular participants in the mobile communicating device market, the Company's success depends upon the development by the Company and others of aftermarket application products and services for mobile communicating device products in order to derive revenue from aftermarket products and services. There can be no assurance that the Company will be able to establish any such relationships, that the Company's software will be accepted or that successful aftermarket products and services will be developed or licensed. The Company's application strategy initially includes supporting a limited number of independent software developers who elect to create, produce and market aftermarket applications and services targeted for devices that incorporate the Company's operating system software. There can be no assurance that the Company will develop such relationships, or that a limited number of independent software developer relationships will be sufficient for the Company to compete effectively in the mobile communicating device market, that the Company or independent software developers will be able to develop aftermarket applications and services in a timely manner or, if developed, that such applications and services will achieve market acceptance.

   Dependence On Complementary Technologies. In certain mobile communicating device market segments, widespread adoption and use of mobile communicating devices may depend on the commercial availability of other technologies and business relationships. For example, widespread use of wireless mobile telephones for data transfer in the United States or other regions may depend upon the development of a wireless mobile network infrastructure capable of digital transmission, as well as reliable, affordable and convenient wireless transmission of data. For mobile communicating devices to achieve consumer-level pricing, technologies which reduce the cost of manufacturing and the cost of goods may need to be developed and implemented. These cost reductions will also require the Company's OEM licensees to achieve economies of scale in manufacturing. There can be no assurance that such complementary technologies will develop, or that such cost and price reductions can be achieved.

   Disappointing Revenue from Previous Generation Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in these device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in the current fiscal year and previous fiscal years.

   Adequacy of Capital Resources to Execute Business Plan. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 1999. The Company expects to incur additional substantial losses at least through the fiscal year ending March 31, 1999, and may require substantial additional capital beyond that time to successfully execute its business plan and achieve profitability. The Company's long-term capital requirements will depend upon many factors, including, but not limited to, revenue from operations, working capital requirements, investment in product development and sales and marketing activities, and capital expenditures. Historically, the Company has relied upon the sale of equity securities, advance payments of license revenue and engineering fees, and short-term loans as sources of funding. In the event the Company requires additional financing to execute its business plan, there can be no assurance that such additional financing will be available or that, if available at all, the terms of such financing would be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, the Company may be required to significantly curtail the scale of its operations, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

   Dependence On Limited Number Of Manufacturers. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's software. The Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the Company will derive revenues therefrom. During fiscal year 1998, three licensees of the Company's software accounted collectively for greater than half of the Company's total net revenues, and four licensees each accounted individually for greater than 10% of the Company's total net revenues. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. In July 1997, Toshiba introduced the GENIO, a mobile communicating device for the Japanese market incorporating Company's operating system software. These products have yet to generate significant royalty revenue or make material, favorable contributions to the Company's operating results. It is unclear what effect in the long term these products will have on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

   Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's software becomes a leading software solution for hardware devices, the Company believes its long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system; recurring license revenue from communication services providers; and integration by the Company of third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the Company has historically marketed operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While, in the past, the Company has been able to obtain recurring license revenue from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective wireless distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that wireless distribution will prove to be feasible or that the Company's technology will be suitable for the distribution infrastructure as it develops. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

   Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon the Company's software; the introduction and distribution of new system and application software by the Company; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

   International Operations. International revenue has accounted for the majority of the Company's revenue in each of the last three fiscal years. The Company anticipates that international revenue will continue to represent a significant portion of the Company's future revenue. Revenue from international sources is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. Although the Company's revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on the Company's ability to license its technology to international customers, and as a result could adversely affect the Company's ability to generate revenue from technology licensing and from research and development fees. Additionally, royalty income from licensees in certain countries, such as Japan and Finland, is subject to the withholding of income taxes. The amount and mix of the Company's revenue derived from such licensees will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by the Company may adversely impact the Company's income tax rate.

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

   Effect Of Wholesale Prices On Royalties. Royalties from the license of the Company's software to mobile communicating device hardware manufacturers may represent a significant component of the Company's future revenues. The royalties the Company receives from these licenses are usually correlated to the wholesale or comparable transfer price of the mobile communicating devices in which the Company's software is incorporated. The price of smart phones and other mobile communicating devices is expected to decline over time, as a result of competitive pressures and consumer demands, and due to the efforts of the Company's OEM customers to achieve increased sales volume through price reductions. To the extent that the Company's royalty is determined as a percentage of said price, or to the extent that the Company responds to market pressures by reducing the amount of fixed-dollar royalties, any such reduction in the wholesale or comparable transfer price will have a material adverse effect on the royalty per unit the Company receives. There can be no assurance that an increase in sales volume will result from a decline in the wholesale or comparable price and thereby compensate for any decline in royalties per unit which the Company receives from its OEM licensees.

   Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, sales, and management personnel, and on its ability to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products. The competition in the high technology industry for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, the Company does not have any employment contracts in place for key employees. The loss of key employees could have a material adverse effect on the Company's business, operating results, and financial condition.

    Dependence on Year 2000 Compliance. Without modifications, many currently installed computer systems and applications are not capable of adequately responding to the change from the 20th century to the 21st century, potentially resulting in operating difficulties ("Year 2000"). To the extent such Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, the Company's business, results of operations and financial condition could be materially adversely affected. The Company's software products operate as a conduit for data from smart phones and other mobile communicating devices to application software developed by third parties. The Company has no control as to whether such hardware devices and software will accurately process Year 2000 data. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. Based on its assessment to date, the Company believes that the current versions of its products, as well as its internal management information and other systems, are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. Further, the total cost of these Year 2000 compliance activities has not been material to date. However, there can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

\
ITEM 2.        PROPERTIES

        Geoworks' corporate headquarters are located in Alameda, California, in a facility consisting of approximately 40,000 square feet of office space under a lease which expires in February 1999. The Company has an option to renew the lease for up to six additional years. The Company leases an additional 9,640 square feet of office space in Berkeley, California and 11,026 square feet of office space in Seattle, Washington. The Company operates a subsidiary, Geoworks Kabushiki Kaisha, in Tokyo, Japan, which leases office facilities from the Company's independent agent, Aisys Corporation. The Company operates a second subsidiary in Macclesfield, England, which leases office facilities consisting of approximately 7,000 square feet, under a lease which expires in 2006. The Company believes that its existing facilities will be adequate to meet its needs in fiscal year 1999 and that additional space will be available as needed.


ITEM 3.        LEGAL PROCEEDINGS

        The Company is not involved in any legal proceedings whose resolution would have a material adverse effect on its financial condition or results of operations.


ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.


ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company are as follows:

        Name              Age               Position
        ----              ---               --------
Gordon E. Mayer           40    Chairman
David A. Thatcher         43    Chief Executive Officer, President, and Chief
                                Financial Officer
Jordan J. Breslow         42    Vice President, General Counsel
Leland J. Llevano         40    Vice President, Strategic Partnerships
Dave Grannan              34    Vice President, Marketing and Business Development
Donald L. Reeves, III     30    Vice President, Engineering
Daniel L. Sicotte         37    Treasurer

Mr. Mayer became Chairman of the Board of Directors of the Company in May 1997. Mr. Mayer served as President from July 1993 to January 1998, and as Chief Executive Officer from March 1994 to June 1998. Prior to joining Geoworks, he was an "Entrepreneur in Residence" with Merrill, Pickard, Anderson, and Eyre, a venture capital and investment management firm that manages private investment funds. From July 1991 to June 1992, Mr. Mayer was President and Chief Executive Officer of InfoChip Inc., a developer of data compression hardware and software. From February 1988 to July 1991, he was Vice President, Sales and Marketing for Proxim, Inc., a supplier of OEM wireless data communications products. Mr. Mayer attended Purdue University, where he earned a B.S. and M.S. in Electrical Engineering.

Mr. Thatcher joined the Company in March 1997 as Vice President, Administration and Chief Financial Officer. He became President in January 1998 and Chief Executive Officer in June 1998. Prior to joining the Company, Mr. Thatcher was Chief Financial Officer, Vice President of Finance and Operations with Diba, Inc. from May 1996 to January 1997, Chief Financial Officer, Vice President of Finance and Operations with the McKinley Group from December 1995 to May 1996, and Chief Financial Officer, Vice President of Finance and Administration at Peregrine Systems, Inc. from March 1993 to December 1995. Mr. Thatcher holds a B.S. degree in Accounting from San Diego State University.

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

Mr. Llevano has been with the Company since its inception in 1983. He served as Manager of Corporate Operations and then Director of New Business Development until December 1985, when he assumed the responsibilities of Vice President, Marketing. In July 1993, Mr. Llevano assumed his current position of Vice President, Strategic Partnerships. Mr. Llevano received his B.A. in 1983 from the University of California, Berkeley.

Mr. Grannan joined the Company in March 1998 as Vice President, Marketing and is responsible for driving the marketing research and implementation of the Company. Prior to joining the Company, he was Area Vice President of Sales & Marketing at Sprint PCS from June 1997 to March 1998 . Prior to his position at Sprint PCS, Mr. Grannan worked at Andersen Consulting in the Communications Industry Group from April 1994 to June 1997, where he provided strategic marketing services for many organizations. Mr. Grannan began his career as a Data Communications Officer in the United States Marine Corps. He holds a BA from Indian State University and an MBA from the University of California, Berkeley.

Mr. Reeves has been with the Company since 1989. He was named Director of Engineering in 1994, responsible for managing the development of GEOS. In September 1997, Mr. Reeves assumed the responsibilities of Vice President, Engineering. Mr.

Reeves received his B.S. in Electrical Engineering and Computer Science from the University of California, Berkeley.

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

PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS


        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GWRX." The following table sets forth the high and low last reported sales prices for the Company's Common Stock as reported by the Nasdaq National Market for the quarters indicated:



                                        JUN 30              SEP 30              DEC 31              MAR 31
                                        ------              ------              ------              ------
FISCAL YEAR ENDED MARCH 31, 1998
Common stock price per share        $ 5.5625- 8.6250    $ 5.7825-17.5000    $ 8.7500-16.5000    $5.8125- 9.8750

FISCAL YEAR ENDED MARCH 31, 1997
Common stock price per share        $29.0000-46.2500    $19.0000-35.7500    $19.0000-26.5000    $6.6250-26.0000



There were approximately 299 registered stockholders as of May 31, 1998, and the Company believes there are in excess of 8,100 beneficial holders as of May 31, 1998. The Company has not paid or declared cash dividends and has no present plans to do so.

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


SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  QUARTER ENDED
                                               30-JUN-97     30-SEP-97     31-DEC-97     31-MAR-98
Year Ended March 31, 1998

Net revenues                                    $  1,898      $  3,364      $  4,023      $  3,632
Gross margin
                                                   1,851         3,325         3,993         3,593
Net loss
                                                 (5,784)       (2,716)       (2,583)       (3,786)
Net loss per share-
    basic and diluted                             (0.37)        (0.17)        (0.16)        (0.24)


                                                                QUARTER ENDED
                                               30-JUN-96     30-SEP-96     31-DEC-96     31-MAR-97
Year Ended March 31, 1997

Net revenues                                    $  2,733      $  2,760      $  3,672      $  1,931
Gross margin
                                                   2,340         2,733         3,461         1,938
Net loss
                                                 (2,532)       (2,715)       (2,406)       (5,823)
Net loss per share-
    basic and diluted                             (0.17)        (0.18)        (0.16)        (0.38)

CONSOLIDATED BALANCE SHEET SUMMARIES
(IN THOUSANDS)

                                                                  MARCH 31
                                            1998        1997        1996        1995        1994
Working capital (deficiency)               20,095      33,626      43,585       7,122      (2,553)

Total assets                               27,463      41,868      54,040      19,085       9,377

Deferred revenue                              778       1,919       5,529       8,311       6,737

Long-term
obligations                                   231         739       2,927       2,527       1,400

Redeemable convertible preferred stock         --          --          --       1,626      12,526

Accumulated deficit                       (73,241)    (58,372)    (44,896)    (35,491)    (25,101)

Stockholders' equity (deficit)             23,392      36,553      43,312       6,757     (13,204)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED MARCH 31
                                              1998         1997         1996         1995         1994
    Total net revenues                      $ 12,917     $ 11,096     $  6,279     $  5,327     $  5,803

    Cost of revenues
                                                 155          624          122          473        1,022
    Sales and marketing
                                               6,613        7,108        4,510        5,272        5,297
    Research and development
                                              18,543       13,698        9,109        6,520        5,042
    General and administrative
                                               3,596        3,708        3,254        3,557        2,826
    Cost of merger                                --        1,450           --           --           --
                                             -------      -------       ------      -------       ------

    Total operating expenses                  28,907       26,588       16,995       15,822       14,187
                                             -------      -------       ------      -------       ------

    Operating loss                           (15,990)     (15,492)     (10,716)     (10,495)      (8,384)

    Other income (expense)                     1,269        2,080        1,005          118         (688)
                                             -------      -------       ------      -------       ------

    Loss before income taxes                 (14,721)     (13,412)      (9,711)     (10,377)      (9,072)
                                             -------      -------       ------      -------       ------

    Provision for income taxes                   148           64           --          175          234
                                             -------      -------       ------      -------       ------

    Net loss                                $(14,869)    $(13,476)    $ (9,711)    $(10,552)    $ (9,306)
                                             -------      -------       ------      -------       ------

    Net loss per share-
      basic and diluted                     $  (0.95)    $  (0.88)    $  (0.75)    $  (1.09)    $  (1.54)


    Shares used in per share computation      15,687       15,234       13,032        9,674        6,051

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

Net Revenues

        Net revenues in fiscal year 1998 increased $1,821,000, or 16%, in comparison with fiscal year 1997. This increase occurred as growth in research and development fee revenue and service revenue more than offset declines in license revenue in the current fiscal year. Net revenues consist of license revenue, research and development fees and service revenue.

        License revenue in fiscal year 1998 decreased $1,423,000, or 21%, in comparison with the previous fiscal year. Greater non-recurring license revenue in the previous fiscal year from the termination or restructuring of certain OEM license agreements was the primary reason for this decline. During fiscal year 1997, the Company recognized revenue upon the termination or restructuring of four OEM license agreements. At the time these four agreements were terminated or restructured, a non-refundable prepaid royalty balance related to each agreement had been recorded as deferred revenue but was not yet fully amortized. Revenue recognized upon the termination or restructuring of these license agreements accounted for $3,535,000, or 53%, of the Company's license revenue for fiscal year 1997. By contrast, revenue in fiscal year 1998 related to the restructuring of license agreements or to the termination of products by OEM licensees accounted for $1,883,000, or 36% of license revenue.

        In addition to revenue recognized upon the termination or restructuring of license agreements, license revenue for fiscal year 1997 included $1,685,000 of source code license fees paid by two OEM licensees. Source code license fees in fiscal year 1998 accounted for only $665,000 in license revenue.

        Historically, license revenue has consisted principally of royalties on units sold by OEM licensees, source code license fees and other one-time payments, amounts recognized upon the termination of products by OEM licensees, and amounts recognized upon the termination or restructuring of license agreements with OEM licensees.

Revenues associated with source code license fees, one-time payments, product terminations, and the termination or restructuring of license agreements are non-recurring. Accordingly, revenues for all periods presented are not indicative of revenues to be recognized in future periods. Further, the Company may not realize previously anticipated license revenue from one or more of its current OEM licensees, due to potential delays and uncertainties in the commercial release and acceptance of new products.

        Revenue related to research and development fees increased $3,090,000, or 74%, during fiscal year 1998 in comparison with fiscal year 1997. Research and development fees represent amounts earned pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial increase during fiscal year 1998 in research and development fees resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees, and from the fact that there was a greater number of projects in process for which such fees are charged. As of March 31, 1998, the Company had approximately $2,125,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will meet the milestones required to earn such fees.

        Service revenue of $454,000 during fiscal year 1998 represents amounts earned for the support and maintenance of software licensed by OEM customers and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees. The increase of $154,000, or 51%, in service revenue over the previous fiscal year related to fees earned in connection with software workshops sponsored by the Company, as such workshops were offered for the first time by the Company in the current fiscal year.

        Net revenues increased $4,817,000, or 77%, during fiscal year 1997 in comparison with fiscal year 1996. License revenue increased between the two periods by $1,971,000, or 42%, primarily as a result of increases in revenue from source code licenses and from the termination or restructuring of OEM license agreements. Revenue related to research and development fees increased $2,546,000, or 156%, during fiscal year 1997 in comparison with fiscal year 1996.

Operating Expenses

        Cost of License Revenue. The Company's gross margin percentage on license revenue was 97% in fiscal year 1998, 91% in fiscal year 1997, and 97% in fiscal year 1996. Cost of license revenue during the current fiscal year consisted of license payments to third parties for software that is incorporated into the Company's software. Cost of license revenue during fiscal year 1997, in addition to third party software licenses, included a one-time charge of $320,000 to terminate a technology contract which had been entered into during a prior fiscal year. Without this one-time charge, the Company's gross margin percentage on license revenue would have been 95% during fiscal year 1997.

         Sales and Marketing. Sales and marketing expense decreased $495,000, or 7%, during fiscal year 1998 in comparison with fiscal year 1997. Cost savings from reductions in domestic staffing and marketing programs offset the Company's expanded emphasis on international sales activities in the current fiscal year.

        Sales and marketing expense increased $2,598,000, or 58%, during fiscal year 1997 in comparison with fiscal year 1996. The Company dedicated additional resources towards the design and marketing of products and services for wireless devices, and also broadened its services to VARs and other outside developers of smart phones and mobile communication devices. To support these activities, staffing and related costs for travel, benefits, and facilities increased during fiscal year 1997 over fiscal year 1996.

        Research and Development. Research and development expense increased $4,845,000, or 35%, during fiscal year 1998 in comparison with fiscal year 1997. This increase was due primarily to the continuing expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits and facilities overhead. Additionally, the increase during the current fiscal year in the number of joint development projects with OEM licensees in Europe and Asia resulted in significant increases in travel expenses for the Company's engineering staff. The Company also made payments of $630,000 during the current fiscal year to outside developers for the license of software to be incorporated into future products. As the technological feasibility of the future products had yet to be established, these payments were charged to research and development expense.

        Research and development expense increased $4,589,000, or 50%, during fiscal year 1997 in comparison with fiscal year 1996, as a result of increases in staffing and travel costs.

        General and Administrative. General and administrative expense decreased $112,000, or 3%, during fiscal year 1998 in comparison with fiscal year 1997. This decrease was attributable primarily to a reduction in staffing costs, as certain duplicate functions were eliminated following the business combination of Geoworks and Eden in February 1997.

        General and administrative expense increased $454,000, or 14%, during fiscal year 1997 in comparison with fiscal year 1996. Higher costs for compensation, recruiting, and outside services were the primary reasons for this increase.

        Cost of Merger. Certain non-recurring transaction charges were incurred in connection with the Company's acquisition of Eden during fiscal year 1997. These expenditures amounted to $1,450,000, and consisted principally of professional fees and regulatory charges.


Other Income (Expense)

        Interest income declined $897,000, or 39%, during fiscal year 1998 in comparison with fiscal year 1997. The decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the Company's operating deficit over the preceding 12 months. Interest expense decreased $86,000, or 35%, during fiscal year 1998 in comparison with fiscal year 1997. This decrease resulted from the repayment in the fourth quarter of fiscal year 1997 of interest-bearing notes payable to stockholders of Eden which had been outstanding throughout the first eleven months of fiscal year 1997.


Provision for Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. The Company has a July 31 year end for income tax purposes. As of March 31, 1998, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $67,000,000, for U.K. income tax purposes of approximately $7,000,000, and for state income tax purposes of approximately $14,000,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2,000,000 and for state income tax purposes of approximately $780,000. Utilization of the Company's U.S. net operating loss and research credit carryforwards will be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Liquidity and Capital Resources

        The Company's cash, cash equivalents, and marketable securities declined to $20.0 million at March 31, 1998 from $36.8 million at March 31, 1997, principally as a result of the use of cash for operating activities. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1999, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 1999.

        At March 31, 1998, the Company had a balance in accounts receivable of $3,412,000, an increase of $2,937,000 from the corresponding balance at March 31, 1997. The balance consisted principally of amounts billed by the Company for research and development fees, or accrued by the Company under the percentage-of-completion method. As revenue from research and development fees has increased significantly during the current fiscal year, the balances in accounts receivable for both billed and accrued research and development fees has increased as well. At March 31, 1998, the balance in accounts receivable consisted of $1,546,000 in billed revenues and $1,866,000 in accrued but unbilled revenues. Prepaid expenses and other current assets decreased $365,000 from March 31, 1997 to March 31, 1998 due primarily to a reduction in the amounts recoverable by the Company for prepaid taxes and various cost reimbursements from outside third parties. Furniture and equipment, net of depreciation, decreased $245,000 from March 31, 1997 to March 31, 1998, as depreciation of existing furniture and equipment exceeded purchases of new furniture and equipment during fiscal year 1998.

        Accounts payable and accrued liabilities increased $41,000 at March 31, 1998 in comparison with March 31, 1997, due to increases in the current portion of the Company's capital lease obligations. Deferred revenue decreased $1,141,000 from March 31, 1997 to March 31, 1998, as the Company recognized as revenue certain advance royalty payments collected in previous periods under contracts with OEM licensees. The amount of such advance royalty payments recognized as revenue during fiscal year 1998 exceeded the amount of payments collected during the period, causing the balance in deferred revenue to decline. Other current liabilities increased $364,000 from March 31, 1997 to March 31, 1998 primarily as a result of accrued severance costs and higher accrual balances for certain employee benefit programs. Other liabilities decreased $508,000 from March 31, 1997 to March 31, 1998, as monthly payments reduced outstanding principal balances on capital lease obligations, and certain balloon payments due at the conclusion of the equipment leases became payable within 12 months and therefore were classified as current liabilities.

Factors Affecting Future Operating Results

    Please see the Risk Factors discussion in Part I, Item 1, beginning on page 19.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks

We have audited the accompanying consolidated balance sheets of Geoworks as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks at March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.


                                             /s/ Ernst & Young LLP
                                             --------------------------
                                             Ernst & Young LLP

San Francisco, California
April 17, 1998

                           Consolidated Balance Sheets
                                 (in thousands)

                                                                   MARCH 31
                                                               1998         1997
                                                             --------     --------
ASSETS
Current assets:
  Cash and cash equivalents                                  $  8,738     $  6,319
  Marketable securities                                        11,243       30,501
  Accounts receivable:
    Billed                                                      1,546           --
    Unbilled                                                    1,866          475
  Prepaid expenses and other current assets                       542          907
                                                             --------     --------
Total current assets                                           23,935       38,202

Property and equipment, net                                     3,301        3,546
Other assets                                                      227          120
                                                             --------     --------
Total assets                                                 $ 27,463     $ 41,868
                                                             ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities                   $  1,165     $  1,193
  Accrued compensation and related expenses                     1,393        1,029
  Lease and facility obligations due within one year              504          435
  Deferred revenue                                                778        1,919
                                                             --------     --------
Total current liabilities                                       3,840        4,576

Lease and facility obligations due after one year                 231          739

Commitments and contingencies

Stockholders' equity:
  Common stock, no par value; 40,000,000 shares
    authorized; 15,856 shares issued and outstanding
    (1997 - 15,471 shares)                                     96,518       94,851
  Accumulated deficit                                         (73,241)     (58,372)
  Notes receivable from stockholders                              (67)         (68)
  Deferred compensation                                            --          (32)
  Cumulative foreign currency translation adjustment              182          174
                                                             --------     --------
Total stockholders' equity                                     23,392       36,553
                                                             --------     --------
Total liabilities and stockholders' equity                   $ 27,463     $ 41,868
                                                             ========     ========

See accompanying notes.

                      Consolidated Statements of Operations
                      (in thousands, except per share data)


                                                  YEAR ENDED MARCH 31
                                            1998         1997         1996
                                          --------     --------     --------
Revenues:
   License revenue                        $  5,197     $  6,620     $  4,649
   Research and development fees             7,266        4,176        1,630
   Service revenue                             454          300           --
                                          --------     --------     --------
Total net revenues                          12,917       11,096        6,279

Operating expenses:
   Cost of license revenue                     155          624          122
   Sales and marketing                       6,613        7,108        4,510
   Research and development                 18,543       13,698        9,109
   General and administrative                3,596        3,708        3,254
   Cost of merger                               --        1,450           --
                                          --------     --------     --------
Total operating expenses                    28,907       26,588       16,995
                                          --------     --------     --------
Operating loss                             (15,990)     (15,492)     (10,716)

Other income (expense):
   Interest income                           1,427        2,324        1,377
   Interest expense                           (158)        (244)        (372)
                                          --------     --------     --------
Total other income (expense)                 1,269        2,080        1,005
                                          --------     --------     --------
Loss before income taxes                   (14,721)     (13,412)      (9,711)
Provision for income taxes                     148           64           --
                                          --------     --------     --------
Net loss                                  $(14,869)    $(13,476)    $ (9,711)
                                          ========     ========     ========

Net loss per share - basic and diluted    $   (.95)    $  (0.88)    $  (0.75)
                                          ========     ========     ========
Shares used in per share computation        15,687       15,234       13,032
                                          ========     ========     ========

See accompanying notes.

                 Consolidated Statements of Stockholders' Equity
                                 (in thousands)

                                                                                                       CUMULATIVE
                                                                             NOTES                      FOREIGN
                                          COMMON STOCK                     RECEIVABLE                   CURRENCY        TOTAL
                                       ------------------     ACCUMULATED     FROM         DEFERRED    TRANSLATION   STOCKHOLDERS'
                                       SHARES      AMOUNT       DEFICIT    STOCKHOLDERS  COMPENSATION   ADJUSTMENT      EQUITY
                                       ------     --------    -----------  ------------  ------------  -----------   -------------
Balances at March 31, 1995             11,782     $ 42,846     $(35,782)     $   (123)     $   (486)     $    (10)     $  6,445

Common shares issued under
  stock option and stock
  purchase plans                          511          612           --            (1)           --            --           611

Issuance of common stock in
  secondary offering and
  private placement, net of
  offering costs of $2,910              2,209       44,590           --            --            --            --        44,590

Issuance of common stock in
  private placement                       122          400           --            --            --            --           400
Unrealized loss on marketable
  securities                               --           --           (4)           --            --            --            (4)

Payments received from
   stockholders                            --           --           --             2            --            --             2

Foreign currency translation
  adjustment                               --           --           --            --            --            67            67

Amortization of deferred
  compensation                             --           --           --            --           311            --           311

Adjustment for  pooling-of-interests       --           --          601            --            --            --           601

Net loss                                   --           --       (9,711)           --            --            --        (9,711)
                                       ------     --------     --------      --------      --------      --------      --------
Balances at March 31, 1996             14,624       88,448      (44,896)         (122)         (175)           57        43,312
Common stock issued under stock
  option and stock purchase plans         318        1,341           --            --            --            --         1,341

Issuance of common stock in
  private placement                       444        3,043           --            --            --            --         3,043
Conversion of notes payable to
  stockholders to common stock             85        2,019           --            --            --            --         2,019
Payments received from
  stockholders                             --           --           --            54            --            --            54

Foreign currency translation
  adjustment                               --           --           --            --            --           117           117

Amortization of deferred
  compensation                             --           --           --            --           143            --           143

Net loss                                   --           --      (13,476)           --            --            --       (13,476)
                                       ------     --------     --------      --------      --------      --------      --------
Balances at March 31, 1997             15,471       94,851      (58,372)          (68)          (32)          174        36,553
Common stock issued under stock
  option and stock purchase plans         385        1,667           --            --            --            --         1,667

Payments received from stockholder         --           --           --             1            --            --             1

Foreign currency translation
  adjustment                               --           --           --            --            --             8             8

Amortization of deferred
  compensation                             --           --           --            --            32            --            32

Net loss                                   --           --      (14,869)           --            --            --       (14,869)
                                       ------     --------     --------      --------      --------      --------      --------
Balances at March 31, 1998             15,856     $ 96,518     $(73,241)     $    (67)     $      -      $    182      $ 23,392
                                       ======     ========     ========      ========      ========      ========      ========

See accompanying notes.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                         YEAR ENDED MARCH 31
                                                                   1998          1997         1996
                                                                ---------     ---------     ---------
OPERATING ACTIVITIES
Net loss                                                        $ (14,869)    $ (13,476)    $  (9,711)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization                                     1,415         1,221           821
  Amortization of deferred compensation                                32           143           311
  Other                                                                --           264            --
  Changes in operating assets and liabilities:
    Accounts receivable                                            (2,937)         (475)           --
    Other assets                                                      258          (158)         (332)
    Deferred revenues                                              (1,141)       (3,610)       (2,782)
    Other current liabilities                                         336           255           670
                                                                ---------     ---------     ---------
Net cash used in operating activities                             (16,906)      (15,836)      (11,023)

INVESTING ACTIVITIES
Purchases of furniture, equipment and leasehold improvements       (1,269)       (2,292)       (1,317)
Purchases of marketable securities                                (13,449)      (62,655)     (119,070)
Sales of marketable securities                                     20,912        52,383        78,377
Maturities of marketable securities                                11,795        19,396        15,550
Other                                                                  --            --           329
                                                                ---------     ---------     ---------
Net cash provided by (used in) investing activities                17,989         6,832       (26,131)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable to stockholders                --            --           409
Proceeds from sale/leaseback of equipment                              --            --           288
Payment of obligations under capital leases                          (340)         (284)         (225)
Proceeds from issuance of common stock                              1,667         4,384        45,602
Proceeds from notes receivable from stockholders                        1            54             2
                                                                ---------     ---------     ---------
Net cash provided by financing activities                           1,328         4,154        46,076

Foreign currency translation adjustments                                8           117            67
                                                                ---------     ---------     ---------
Net increase (decrease) in cash and cash equivalents                2,419        (4,733)        8,989
Cash and cash equivalents, beginning of year                        6,319        11,052         2,063
                                                                ---------     ---------     ---------
Cash and cash equivalents, end of year                          $   8,738     $   6,319     $  11,052
                                                                =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING/FINANCING
ACTIVITIES
Conversion of notes payable to stockholders and related
  accrued interest to common stock                              $       -     $   2,019     $       -
                                                                =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments                                               $     158     $     244     $     372
                                                                =========     =========     =========
Income tax payments                                             $     148     $      64     $       -
                                                                =========     =========     =========

See accompanying notes.

                   Notes to Consolidated Financial Statements


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Geoworks Corporation (the "Company") develops and markets operating system and application software for the emerging mobile communicating device market.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated.

As more fully described in Note 8, in February 1997, Geoworks acquired Eden Group, Ltd. The acquisition was accounted for as a pooling-of-interests and the historical consolidated financial statements of Geoworks for all periods prior to the date of the acquisition have been restated to include the financial position, results of operations and cash flows of Eden Group, Ltd. Costs of the merger are included in the consolidated results of operations for fiscal year 1997.

Certain fiscal year 1997 and 1996 balances have been reclassified to conform to the fiscal year 1998 presentation.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during each period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE RECOGNITION

License revenue represents revenue from hardware manufacturers that incorporate the Company's software products into their systems, software publishers who produce customized versions of the Company's software for specific markets, and communication services providers whose services are accessed through products utilizing the Company's operating system software. Revenues from products or technology licensed to original equipment manufacturers ("OEMs") are recognized when the related products or technology is accepted by the OEM customer. Advance payments of license fees (prepaid royalties) are recorded as deferred revenue and recognized as license revenue as products containing the licensed software are sold and reported by the licensee. If an OEM license agreement is terminated (through contract termination or as a result of product discontinuation), any remaining deferred revenue related to unamortized prepaid royalties is recognized as revenue, provided that the Company has no material obligations remaining under the agreement.

Research and development fees represent amounts received pursuant to contracts with OEMs under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs. Unbilled accounts receivable result when research and development fees recognized as revenue under the percentage-of-completion method exceed amounts invoiced to date to OEMs under the terms of the contracts. Amendments to or changes in the original contract terms as well as adjustments to estimated contract costs can affect amounts ultimately realized by the Company. As a result, actual gross profit realized on research and development arrangements may differ from estimates used by the Company in recording gross profit on contracts in progress and such differences could be material to the financial statements.

Service revenue represents amounts earned for the support and maintenance of software licensed by OEM customers.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"). The Company will be required to adopt this standard in its first quarter of fiscal 1999 and restatement of prior financial statements is prohibited. SOP 97-2 supersedes SOP 91-1, and addresses software revenue recognition matters primarily from a conceptual level and does not include specific implementation guidance. Detailed implementation guidelines have not yet been issued. However, the Company does not believe that the implementation of SOP 97-2 will have a significant effect on its revenue recognition practices.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid U.S. government securities with original maturities of three months or less and are stated at cost, which approximates fair value.

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("FAS No. 115"), management is required to determine the appropriate classification of its debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. The Company has classified all of its marketable securities as available-for-sale.

Available-for-sale securities are carried at amounts which approximate fair value. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses on projects for which OEM funding was received were $7,590,000, $7,439,000 and $3,639,000 for fiscal years 1998, 1997 and 1996, respectively, of which $7,266,000, $4,176,000 and $1,630,000 was funded and recognized as revenue in fiscal years 1998, 1997 and 1996, respectively.

MAJOR CUSTOMERS

Revenues from four major customers accounted for 29%, 18% and 16% and 11% of net revenues for fiscal year 1998. Revenues from four major customers accounted for 20%, 17%, 10% and 10% of net revenues for fiscal year 1997. Revenues from two major customers accounted for 40% and 11% of total revenues for fiscal year 1996.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to apply the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB Opinion 25") and related Interpretations in accounting for its stock option and stock purchase plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal years 1998, 1997, and 1996 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123 is presented in Note 5.

PER SHARE DATA

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("FAS 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. Shares used in computing basic and diluted net loss per share are based on the weighted-average shares outstanding in each period. The effect of outstanding stock options (Note 5) is excluded from the calculation of diluted net loss per shares as their inclusion would be antidilutive. Net loss per share amounts for all periods have been presented in conformity with the requirements of FAS 128.

RECENT ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company is required to adopt these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation and major customers. Adoption of these statements is expected to have no impact on the Company's consolidated financial position, results of operations or cash flows.

2. MARKETABLE SECURITIES

The Company's available-for-sale debt and equity securities consist of the following (in thousands):

                                                                 MARCH 31
                                                            1998          1997
                                                           -------       -------
U.S. Agency bonds                                          $    --       $10,993
U.S. Treasury securities                                        --         6,886
U.S. commercial paper and corporate bonds                       --         1,950
                                                           -------       -------
                                                                --        19,829
Equity securities (mutual funds)                            11,243        10,672
                                                           =======       =======
                                                           $11,243       $30,501
                                                           =======       =======

Unrealized gains and losses at March 31, 1998 and 1997, and realized gains and losses for the year then ended were not significant.


3. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                   MARCH 31
                                                               1998        1997
                                                              ------      ------
Equipment                                                     $4,590      $3,999
Furniture and fixtures                                         1,444         976
Leasehold improvements                                           838         823
Land and buildings                                               484         467
                                                              ------      ------
                                                               7,356       6,265
Less accumulated depreciation and amortization                 4,055       2,719
                                                              ------      ------
                                                              $3,301      $3,546
                                                              ======      ======

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

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                               MARCH 31
                                                          1998           1997
                                                        --------       --------
Operating loss carryforwards                            $ 26,855       $ 21,809
Tax credit carryforwards                                   2,507          2,178
Deferred revenue                                             319            592
Capitalized research expenditures                          1,958          1,269
Other, net                                                   290            331
                                                        --------       --------
Total deferred tax assets                                 31,929         26,179
Valuation allowance on deferred tax assets               (31,929)       (26,179)
                                                        --------       --------
Net deferred tax assets                                 $     --       $     --
                                                        ========       ========

The income tax provisions of $148,000 and $64,000 for fiscal years 1998 and 1997, respectively, consist of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers.

The changes in the valuation allowance for fiscal years 1998 and 1997 were $5,750,000 and $6,702,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 1998 include approximately $4,560,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

The Company has a July 31 year end for income tax purposes. As of March 31, 1998, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $67,000,000, U.K. income tax purposes of approximately $7,000,000, and state income tax purposes of $14,000,000. The Company also has federal and state research and development credit carryforwards of approximately $2,000,000 and $780,000, respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 1999 through 2013.

Utilization of the Company's U.S. net operating loss and tax credit carryforwards will be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.


5. STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company's Articles of Incorporation authorize two million shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock with rights, preferences, privileges and restrictions, including vesting rights, without any further vote or action by the stockholders.


Under the Company's stock option plans, incentive and nonqualified stock options may be granted to employees, consultants and outside directors, to purchase a maximum of 5,959,000 common shares. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date. Options for new employees generally vest 25% on the first anniversary of the recipient's hire date and 1/48 per month thereafter. Options for continuing employees generally vest 1/48 per month from the date of grant. Options expire ten years from the date of grant.

The following table summarizes activity under the Company's stock option plans:

                                                                      WEIGHTED
                                                       NUMBER          AVERAGE
                                                     OF SHARES     EXERCISE PRICE
                                                     ---------     --------------
Balance at March 31, 1995                            1,527,000       $    2.00
   Granted                                           1,100,000           14.33
   Exercised                                          (357,000)            .78
   Forfeited                                           (55,000)           7,87
                                                     ---------       ---------
Balance at March 31, 1996                            2,215,000            8.25
   Granted                                           1,439,000           19.06
   Exercised                                          (292,000)           2.66
   Forfeited                                          (190,000)          11.05
                                                     ---------       ---------
Balance at March 31, 1997                            3,172,000           13.43
   Granted                                           1,767,000            7.77
   Exercised                                          (303,000)           3.78
   Forfeited                                        (1,603,000)          17.43
                                                     ---------       ---------
Balance at March 31, 1998                            3,033,000
                                                     =========
Outstanding  options exercisable and vested at
   March 31, 1998                                    1,065,000       $    7.85
                                                     =========       =========

Options available for grant at March 31, 1998        1,066,000
                                                     =========

The weighted average fair value at grant date of options granted during fiscal years 1998, 1997 and 1996 was $8.51, $12.15, and $10.38 per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                            OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                  ----------------------------------------     -----------------------
                                   WEIGHTED
                                   AVERAGE        WEIGHTED                    WEIGHTED
                                  REMAINING       AVERAGE                     AVERAGE
 EXERCISABLE                     CONTRACTUAL      EXERCISE                    EXERCISE
    PRICES          SHARES           LIFE          PRICE         SHARES        PRICE
------------      ---------      -----------      --------     ----------     --------
$ .27- 4.00         358,000         5.00             .62         352,000      $    .62
 5.81- 9.00       1,688,000         9.08            6.79         303,000          6.77
 9.59-16.63         717,000         8.08           14,08         323,000         12.96
17.75-19.50         189,000         8.92           17.75          60,000         17.75
20.50-29.00          81,000         8.26           24,56          27,000         23.61
                  ---------                                    ---------
                  3,033,000                                    1,065,000
                  =========                                    =========

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's employee stock purchase plan, employees meeting certain eligibility criteria may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 200,000 shares have been reserved for issuance under the plan. In fiscal years 1998, 1997 and 1996, 83,000 shares, 26,000 shares and 44,000 shares, respectively, were issued under the plan at average prices of $6.32, $18.83 and $7.93 per share. At March 31, 1998, a total of 33,000 shares were available for issuance under the plan.

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of FAS 123 and applies APB Opinion 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal years 1998, 1997, and 1996, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             YEAR ENDED MARCH 31
                                                           1998            1997            1996
                                                        ----------      ----------      ----------
Net loss, as reported                                   $  (14,869)     $  (13,476)     $  (9.711)
Net loss, pro forma                                        (17,698)        (17,851)       (10.792)

Net loss per share - basic and diluted, as reported           (.95)           (.88)          (.75)
Net loss per share - basic and diluted, pro forma            (1.13)          (1.17)          (.83)

The effect on net loss and net loss per share is not expected to be indicative of the effects on net loss and net loss per share in future years.

The fair value of each option as of date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions used for fiscal years 1998, 1997, and 1996: expected volatility calculations based on historical data (.996, .893, and .893, respectively) and risk free interest rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option lives of five years (6.12%, 6.27%, and 5.75%, respectively). No dividends are assumed.

NOTES RECEIVABLE FROM STOCKHOLDERS

Notes receivable from stockholders consists of the following (in thousands):

                                                                     MARCH 31
                                                               1998           1997
                                                               ----           ----
Note receivable from officer, with interest at 5.0%
   payable semiannually, due October 4, 1998                   $  67         $  67
Other notes receivable from officers and employees                 -             1
                                                               =====         =====
                                                               $  67         $  68
                                                               =====         =====

The notes receivable from stockholders arose from the sale of the Company's common stock and are secured by the shares of common stock issued. In addition, the note due October 4, 1998, is secured by a deed of trust on such officer's principal residence.


6. RETIREMENT PLAN

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

The Company may, at its discretion, contribute amounts to the 401(k) plan. No employer contributions were made during fiscal years 1998, 1997 or 1996.


7. COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities and certain computer equipment under noncancelable lease agreements which require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $1,287,000, $1,207,000 and $849,000 for fiscal years 1998, 1997 and 1996, respectively.

The Company also leases certain furniture and equipment under noncancelable capital lease agreements. The cost of equipment under capital leases was approximately $1,258,000 at March 31, 1998 and 1997. The related accumulated amortization was approximately $1,104,000 and $919,000 at March 31, 1998 and 1997, respectively. Amortization of assets under capital leases is included in depreciation expense.

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

Future minimum payments under noncancelable operating leases having terms in excess of one year and capital leases are due as follows (in thousands):

                                                             OPERATING      CAPITAL
FISCAL YEAR                                                   LEASES         LEASES
                                                            ----------     ---------
    1999                                                    $    1,239     $     389
    2000                                                           566            30
    2001                                                           499             -
    2002                                                            91             -
    2003 and thereafter                                            662             -
                                                            ----------     ---------
                                                            $    3,057           419
                                                            ==========
    Less amount representing interest                                             26
                                                                           ---------
                                                                                 393
    Amounts due within one year                                                  364
                                                                           ---------
                                                                           $      29
                                                                           =========

Lease and facility obligations in the accompanying consolidated balance sheet also include deferred rent expense relating to the Company's facilities leases totaling $140,000 and $8,000 in amounts due within one year and amounts due after one year, respectively, at March 31, 1998.

Also included in lease and facility obligations in the accompanying balance sheet is approximately $194,000 due under a mortgage for a building owned in the U.K.

The Company has received purported termination notices from an OEM licensee pertaining to a license agreement under which it has received non-refundable research and development fees. The OEM licensee has alleged a material breach of the agreement by the Company, and has demanded that the Company return approximately $1 million previously paid under the agreement and forego collection of future scheduled milestone payments in the approximate amount of $900,000.

The Company believes that it has meritorious defenses to the assertions made by the OEM licensee and intends to defend its position vigorously. The Company further believes that resolution of the dispute will not have a material effect on its financial position. However, depending upon the amount and timing, an unfavorable resolution of this claim could have a material effect on the Company's future results of operations or cash flows in a particular period.


8. ACQUISITION OF EDEN GROUP LTD.

In February 1997, the Company acquired Eden Group, Ltd. ("Eden"), a U.K. publisher of operating system and application software for mobile computing and communications products. The Company issued approximately 1,282,000 shares of its common stock to Eden in exchange for all outstanding shares of capital stock and stock options of Eden. The transaction was accounted for as a pooling-of-interests. The Company's consolidated financial statements for all periods prior to the date of the acquisition have been restated to include the financial position, results of operations and cash flows of Eden.

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

Components of the consolidated results of operations of Geoworks and Eden for periods prior to the merger are as follows:

                                               NINE MONTHS
                                                  ENDED               YEAR ENDED
                                               DECEMBER 31             MARCH 31
                                                   1996                  1996
                                                 -------                -------
                                               (UNAUDITED)
Net revenues:
  Geoworks                                       $ 7,664                $ 4,999
  Eden                                             1,501                  1,280
                                                 -------                -------
Total                                            $ 9,165                $ 6,279
                                                 =======                =======

Net loss:
  Geoworks                                       $(6,924)               $(8,693)
  Eden                                              (729)                (1,018)
                                                 -------                -------
Total                                            $(7,653)               $(9,711)
                                                 =======                =======

9. INFORMATION BY GEOGRAPHIC AREA

Information regarding operating information and identifiable assets by geographic area is as follows (in thousands):

                                                        YEAR ENDED MARCH 31
                                                  1998          1997          1996
                                               ---------     ---------     ---------
Revenues:
U.S. Operations:
   Domestic revenues                           $   3,226     $   4,843     $   2,249
   Export revenues:
      Japan                                        3,603         2,684         2,500
      Europe                                       5,843         1,543           250
Foreign Operations (principally Europe)              245         2,026         1,280
                                               ---------     ---------     ---------
                                               $  12,917     $  11,096     $   6,279
                                               =========     =========     =========

                                                        YEAR ENDED MARCH 31
                                                  1998          1997          1996
                                               ---------     ---------     ---------
Operating loss:
U.S. Operations                                $ (12,562)    $ (14,054)    $  (9,464)
Foreign Operations                                (3,428)       (1,438)       (1,252)
                                               ---------     ---------     ---------
                                               $ (15,990)    $ (15,492)    $ (10,716)
                                               =========     =========     =========

                                                              MARCH 31
                                                 1998          1997           1996
                                               ---------     ---------     ---------
Identifiable assets:
U.S. Operations                                $  27,206     $  38,375     $  52,898
Foreign Operations                                   257         3,493         1,142
                                               ---------     ---------     ---------
                                               $  27,463     $  41,868     $  54,040
                                               =========     =========     =========

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to executive officers is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 11.       EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1998 Annual Meeting of Stockholders.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1998 Annual Meeting of Stockholders.

PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
               ON FORM 8-K

(a)            FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

               1. Financial Statements. The following Consolidated Financial Statements of Geoworks and Report of Independent Auditors are included in Item 8

                             Report of Independent Auditors

                             Consolidated Balance Sheets - March 31, 1998 and
                             1997

                             Consolidated Statements of Operations -
                             Years Ended March 31, 1998, 1997 and 1996

                             Consolidated Statements of Stockholders' Equity Years Ended March 31, 1998, 1997 and 1996

                             Consolidated Statements of Cash Flows -
                             Years Ended March 31, 1998, 1997 and 1996

                             Notes to Consolidated Financial Statements

               2.     Financial Statement Schedules
                      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.


               3.     Exhibits

                      Exhibit       Description of Document

                      2.1           Recommended Offer to Purchase the Entire Issued Share
                                    Capital of Eden Group Limited (incorporated by reference
                                    to Exhibit 2.1 to Registrant's report on Form 8-K
                                    filed March 10, 1997)

                      2.2 Warranty and Covenant Agreement in relation to Eden Group Limited (incorporated by reference to Exhibit 2.2 to Registrant's report on Form 8-K filed March 10, 1997)

                      2.3 Escrow Agreement (incorporated by reference to Exhibit 2.3 to Registrant's report on Form 8-K filed March 10, 1997)

                      2.4 Agreement of Merger dated October 7, 1997, between Registrant and Registrant's predecessor corporation, Geoworks, a
                                    California corporation (incorporated by
                                    reference to Exhibit 2.01 to Registrant's report on Form 8-K filed October 27, 1997)

                      3.1           Certificate of Incorporation of Registrant
                                    (incorporated by reference to Exhibit 3.01 to Registrant's report on Form 8-K filed
                                    October 27, 1997)

                      3.2           Bylaws of Registrant (incorporated by
                                    reference to Exhibit 3.02 to Registrant's report on Form 8-K filed October 27, 1997)

                      10.1          Form of Indemnification Agreement
                                    (incorporated by reference to Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1997)

                      10.2          1987 Stock Option Plan (incorporated by
                                    reference to Exhibit 10.2 to Registrant's
                                    Registration Statement on Form S-1 (File No.
                                    33-78104), effective June 22, 1994)*

                      10.3          1994 Stock Plan, as amended through May 27,
                                    1997 (incorporated by reference to Exhibit
                                    4.03 to Registrant's Registration Statement on Form S-8 (File No. 333-39863)*

                      10.4          Employee Stock Purchase Plan and Form of
                                    Subscription Agreement (incorporated by
                                    reference to Exhibit 10.4 to Registrant's
                                    Registration Statement on Form S-1 (File No.
                                    33-78104), effective June 22, 1994)*

                      10.5 Lease dated December 30, 1993 for facilities located at 960 Atlantic Avenue, Alameda,
                                    California (incorporated by reference to
                                    Exhibit 10.16 to Registrant's Registration
                                    Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)

                      10.6          Amendment Number Five to lease for
                                    facilities located at 960 Atlantic Avenue, Alameda, CA, dated March 15, 1996
                                    (incorporated by reference to Exhibit 10.29 to Registrant's report on Form 10-K for the year ended March 31, 1996)

                      10.7          Lease dated September 30, 1994 for
                                    facilities located at 2001 Center Street, Berkeley, California (incorporated by reference to Exhibit 10.22 to Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995)

                      10.8 Amendment Numbers One and Two to lease for facilities located at 2001 Center Street, Berkeley, CA, dated January 18, 1996 and
                                    February 29, 1996, respectively
                                    (incorporated by reference to Exhibit 10.30 to Registrant's report on Form 10-K for the year ended March 31, 1996)

                      10.9          Master Lease Agreement between LINC Capital
                                    Management Services, LTD. and Geoworks dated
                                    December 8, 1994 (incorporated by reference to Exhibit 10.24 to Registrant's original
                                    Annual Report on Form 10-K or amendments thereto on Form 10-K/A for the year ended
                                    March 31, 1995)

                      10.10         Corporate Technology Agreement between
                                    Toshiba Corporation and Geoworks dated March
                                    17, 1993 (incorporated by reference to
                                    Exhibit 10.12 to Registrant's Registration
                                    Statement on Form S-1 (File No. 33-78104), effective June 22, 1994)###

                      10.11         Amendment Number One to Corporate Technology
                                    Agreement between the Company and Toshiba
                                    Corporation dated June 30, 1994
                                    (incorporated by reference to Exhibit 10.17 to Registrant's report on Form 10-Q for the quarter ended June 30, 1994)###

                      10.12         Amendment Number Three to Corporate
                                    Technology Agreement between the Company and Toshiba Corporation dated September 29, 1995
                                    (incorporated by reference to Exhibit 10.27 to Registrant's report on Form 10-Q for the quarter ended December 31, 1995) ###

                      10.13 Addendum to Corporate Technology Agreement between Geoworks and Toshiba, dated December
                                    16, 1996 (incorporated by reference to
                                    Exhibit 10.39 to Registrant's report on Form
                                    10-Q for the quarter ended December 31,
                                    1996)###

                      10.14         Geoworks - Brother Technology License
                                    Agreement, effective as of September 30, 1994 (incorporated by reference to Exhibit
                                    10.18 to Registrant's report on Form 10-Q for the quarter ended September 30, 1994)###

                      10.15         Addendum Number One to Technology License
                                    Agreement between Geoworks and Brother,
                                    dated March 29, 1996 (incorporated by
                                    reference to Exhibit 10.31 to Registrant's report on Form 10-K for the year ended March
                                    31, 1996) ###

                      10.16         Addendum Number Two to Technology License
                                    Agreement between Geoworks and Brother
                                    International Corporation, dated June 28,
                                    1996 (incorporated by reference to Exhibit
                                    10.34 to Registrant's report on Form 10-Q for the quarter ended June 30, 1996)###

                      10.17 Software Development and Licensing Agreement between Nokia Mobile Phones Ltd. and
                                    Geoworks dated December 2, 1994
                                    (incorporated by reference to Exhibit 10.23 to Registrant's original Annual Report on Form 10-K or amendments thereto on Form
                                    10-KA for the year ended March 31, 1995) ###

                      10.18         Technology License Agreement dated January
                                    12, 1996 between Geoworks and Ericsson
                                    Mobile Communications (incorporated by
                                    reference to Exhibit 10.28 to Registrant's report on Form 10-K for the year ended March
                                    31, 1996)###

                      10.19 Supplemental Stock Option Plan (incorporated by reference to Exhibit 10.35 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996)*

                      10.20         Technology License Agreement between
                                    Geoworks and NEC Corporation, dated April
                                    26, 1996 (incorporated by reference to
                                    Exhibit 10.36 to Registrant's report on Form
                                    10-Q for the quarter ended September 30,
                                    1996)###

                      10.21 1997 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to Registrant's
                                    Registration Statement on Form S-8 filed
                                    March 25, 1997) *

                      10.22         Form of Stock Option Agreement under the
                                    1997 Supplemental Stock Plan (incorporated by reference to Exhibit 4.2 to Registrant's
                                    Registration Statement on Form S-8 filed
                                    March 25, 1997) *

                      10.23 Separation Agreement and General Release between the Registrant and David Edward John
                                    Crisp dated March 16, 1998*


                      21.1          List of subsidiaries (incorporated by
                                    reference to Exhibit 21.1 to Registrant's
                                    Form 10-K for the year ended March 31, 1997)

                      23.1          Consent of Independent Auditors (see Page
                                    71)

                      24.1          Power of Attorney (see Page 70)

                      27.1          Financial Data Schedule

                                    ### Confidential treatment has been granted
                                        as to portions thereof

                                    * Management contract or compensatory plan or arrangement

(b)            REPORTS ON FORM 8-K

        No reports on Form 8-K were filed for the quarter ended on March 31, 1998, in connection with the Company's acquisition by the Company of the Eden Group, Ltd.

(c)            EXHIBITS

               See Item 14 (a) 3 above.

(d)            FINANCIAL STATEMENT SCHEDULES

               See Item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 19, 1998
                                           GEOWORKS CORPORATION


                                           by:  /s/David A. Thatcher
                                           ------------------------------------
                                           David A. Thatcher
                                           President and Chief Executive Officer


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

     Signature                         Title                          Date
     ---------                         -----                          ----
/s/ David A. Thatcher      Chief Executive Officer, President,   June 19, 1998
---------------------      Chief Financial Officer and Director
David A. Thatcher          (Principal Executive Officer)


/s/ Gordon E. Mayer        Chairman of the Board                 June 19, 1998
-------------------
Gordon E. Mayer


/s/ Eric Schmidt           Director                              June 19, 1998
-------------------
Eric Schmidt


/s/ Daniel L. Sicotte      Controller                            June 19, 1998
---------------------      (Principal Financial Officer)
Daniel L. Sicotte

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Plan (Form S-8 No. 333-39863), the Supplemental Option Plan (Form S-8 No. 333-09569), the 1997 Supplemental Plan (Form S-8 No. 333-23901), and the Registration Statement, including Amendment No. 1 thereto (Form S-3 No. 333-24097) and in the related prospectus of Geoworks Corporation of our report dated April 17, 1998, with respect to the consolidated financial statements of Geoworks included in the Annual Report on Form 10-K for the year ended March 31, 1998.

                                                         /s/ Ernst & Young LLP
                                                         -----------------------
                                                             Ernst & Young LLP




San Francisco, California
June 25, 1998

                                    GEOWORKS

                           ANNUAL REPORT ON FORM 10-K
                                INDEX OF EXHIBITS


                                                                               Sequential
Exhibit No.                         Description                               Page Number
-----------                         -----------                               -----------

Exhibit 10.23 Separation Agreement and General Release between the Registrant and David Edward
                                   John Crisp dated March 16, 1998*

Exhibit 27.1                       Financial Data Schedule