Form 10-Q
period 1998-06-30
GEOWORKS /CA/
filed 1998-08-14
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to ________________.

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

AS OF JUNE 30, 1998, THE COMPANY HAD OUTSTANDING 16,010,142 SHARES OF COMMON STOCK, $ 0.001 PAR VALUE PER SHARE.

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                                   Page
                                                                                                   ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 1998 and March 31, 1998                      2

         Condensed consolidated statements of operations:  Three months ended
         June 30, 1998 and 1997                                                                       3

         Condensed consolidated statements of cash flows: June 30, 1998 and 1997                      4

         Notes to condensed consolidated financial statements: June 30, 1998                        5-6

     Item 2.  Management's discussion and analysis of financial condition and results
              of operations                                                                        7-17

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             18

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                       19

Signature                                                                                            20

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                      June 30,      March 31,
                                                       1998           1998
                                                      -------        -------
ASSETS
Current assets
     Cash and cash equivalents                        $ 2,542        $ 8,738
     Marketable securities                             14,112         11,243
     Accounts receivable (billed)                          81          1,546
     Accounts receivable (unbilled)                     1,902          1,866
     Prepaid expenses and other current assets            424            542
                                                      -------        -------
          Total current assets                         19,061         23,935
Furniture and equipment, net                            3,013          3,301
Other assets                                              222            227
                                                      -------        -------
                                                      $22,296        $27,463
                                                      =======        =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities         $ 1,440        $ 1,669
     Deferred revenue                                   1,029            778
     Other current liabilities                          1,303          1,393
                                                      -------        -------
          Total current liabilities                     3,772          3,840
Other liabilities                                         202            231
                                                      -------        -------
     Total liabilities                                  3,974          4,071
Stockholders' equity                                   18,322         23,392
                                                      -------        -------
                                                      $22,296        $27,463
                                                      =======        =======



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                         Three Months Ended
                                                  ---------------------------------
                                                  June 30, 1998       June 30, 1997
                                                  -------------       -------------
Net revenues:
     License revenue                                 $    132          $    849
     Research and development fees                      1,285               824
     Service revenue                                       76               225
                                                     --------          --------
          Total net revenues                            1,493             1,898

Operating expenses:
     Cost of license revenue                               18                47
     Sales and marketing                                1,243             2,248
     Research and development                           4,640             4,899
     General and administrative                           911               894
                                                     --------          --------
          Total operating expenses                      6,812             8,088
                                                     --------          --------

Operating loss                                         (5,319)           (6,190)

Other income (expense):
     Interest income                                      195               475
     Interest expense                                     (18)              (32)
                                                     --------          --------
Loss before income taxes                               (5,142)           (5,747)

Provision for income taxes                                 31                37
                                                     --------          --------
Net loss                                             $ (5,173)         $ (5,784)
                                                     ========          ========

Net loss per share (basic and diluted)               $  (0.32)         $  (0.37)
                                                     ========          ========

Shares used in per share
     computations                                      15,931            15,512
                                                     ========          ========



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                    Three Months Ended
                                                               -----------------------------
                                                               June 30, 1998   June 30, 1997
                                                               -------------   -------------
Operating activities:
     Net loss                                                     $(5,173)        $(5,784)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                430             369
         Changes in operating assets and liabilities                1,621            (791)
                                                                  -------         -------
Net cash used in operating activities                              (3,122)         (6,206)
                                                                  -------         -------

Investing activities:
     Purchases of furniture and equipment                             (89)           (498)
     Sales of marketable securities (net of purchases)             (2,869)          3,780
     Other                                                              6              31
                                                                  -------         -------
Net cash provided by (used in) investing activities                (2,952)          3,313
                                                                  -------         -------

Financing activities:
     Payments of obligations under capital leases                    (219)            (76)
     Net proceeds from issuance of common stock                        97              36
                                                                  -------         -------
Net cash used in financing activities                                (122)            (40)
                                                                  -------         -------

Net decrease in cash and cash equivalents                          (6,196)         (2,933)
Cash and cash equivalents at beginning of period                    8,738           6,319
                                                                  -------         -------
Cash and cash equivalents at end of period                        $ 2,542         $ 3,386
                                                                  =======         =======



                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three months ended June 30, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the 1998 financial statements to conform to the current period's presentation.

2. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effect of the assumed exercise of stock options using the treasury stock method. Shares used in computing basic and diluted net loss per share are based on the weighted-average shares outstanding in each period. The effect of outstanding stock options is excluded from the calculation of diluted net loss per share as their inclusion would be antidilutive. Net loss per share amounts for all periods have been presented in conformity with the requirements of FAS 128.

3. In June 1997, the Financial Accounting Standards Board issued Statement No. 130 "Reporting Comprehensive Income" ("FAS 130"), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). The Company has adopted these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. Adoption of these statements has not had a material effect on the Company's consolidated financial position, results of operations, or cash flows.

4. At June 30, 1998, the Company had a balance of $1,902,000 in unbilled accounts receivable. This balance consisted of research and development fees which were accrued into revenue under the percentage-of-completion method but unbilled as of the date of the balance sheet. Research and development fees are billed by the Company in accordance with installment payment schedules stipulated in license agreements with OEMs. Unbilled accounts receivable balances result when revenue earned under the percentage-of-completion method exceeds the amount billed to OEM licensees pursuant to the terms of their respective agreements.

5. The Company has received purported termination notices from an OEM licensee pertaining to a license agreement under which it has received non-refundable research and development fees. The OEM licensee has alleged a material breach of the agreement by the Company, and has demanded that the Company return approximately $1 million previously paid under the agreement and forego collection of future scheduled milestone payments in the approximate amount of $900,000.

        The Company believes that it has meritorious defenses to the assertions made by the OEM licensee, and intends to defend its position vigorously. The Company further believes that resolution of the dispute will not have a material adverse effect on its financial position. However, depending upon the amount and timing, an unfavorable resolution of this claim could have a material effect on the Company's future results of operations or cash flows in a particular period.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

        Many of the discussions in this Form 10-Q for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile communicating devices, particularly smart phones; the Company's strategy for establishing its software as a standard solution for the smart phone market; competition in the market for mobile communicating devices; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of the latest version of its operating system software; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; the Company's intention to expand the market for its software by leveraging its existing licensees; the development of a market for wireless content and services and the Company's intention to integrate and market such wireless content and service technologies for use by wireless mobile operators.

        Actual results may vary materially from such forward-looking statements, due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence of a new market and on the activities of a limited number of device manufacturers, and the Company has no direct control over those activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants; (iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products on a timely basis; (iv) the Company anticipates the emergence and potential impact of competitive products and services; (v) widespread adoption of mobile communicating devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 10.

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

Results of Operations


Net Revenues

         Net revenues decreased $405,000, or 21%, during the quarter ended June 30, 1998 in comparison with the corresponding quarter of the previous fiscal year. The decrease was attributable to declines in the Company's license revenue and service revenue in the current quarter which more than offset an increase in revenue from research and development fees.

         During the quarter ended June 30, 1998, license revenue decreased $717,000, or 84%, in comparison with the corresponding quarter of the previous fiscal year. License revenue in the quarter ended June 30, 1997 consisted of royalties on units sold by OEM licensees and a source code license transaction in the amount of $650,000. There was no such source code license during the quarter ended June 30, 1998, as license revenue was comprised solely of royalties on units sold by OEM licensees. Revenues associated with source code license fees, or with any change to the terms of license agreements resulting from amendment, restructuring, or termination, are non-recurring. Accordingly, license revenue for the quarter ended June 30, 1997 is not considered to be indicative of license revenue to be recognized in future periods. Further, the Company's realization of anticipated license revenue from OEM licensees is uncertain due to potential delays and risks in the commercial release and acceptance of new products.

         Revenue related to research and development fees increased $461,000, or 56%, during the quarter ended June 30, 1998, in comparison with the corresponding quarter of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted towards projects on which research and development fees are charged. The increase in research and development fees during the quarter ended June 30, 1998 over the corresponding period in the previous fiscal year resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees. As of June 30, 1998, the Company had approximately $980,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will achieve the milestones required to earn such fees.

         Service revenue of $76,000 in the quarter ended June 30, 1998 consisted entirely of amounts earned for the support and maintenance of software licensed by OEM customers. In addition to support and maintenance fees, service revenue of $225,000 in the quarter ended June 30, 1997 included fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees, the absence of which accounted for the decline in service revenue of $149,000, or 66%, for the quarter ended June 30, 1998 in comparison with the corresponding quarter of the previous fiscal year.


Operating Expenses

         Cost of License Revenue. The Company's gross margin percentage on license revenue was 86% during the quarter ended June 30, 1998 and 94% in the corresponding quarter of the previous fiscal year. Cost of license revenue for the current period consisted of license payments to third parties for software that is incorporated into the Company's software. The inclusion of revenue from a source code license in license revenues reported for the quarter ended June 30, 1997 increased that quarter's gross margin percentage, and was responsible for the difference in gross margin percentage between the two periods.

          Sales and Marketing. Sales and marketing expense decreased $1,005,000, or 45%, during the quarter ended June 30, 1998 in comparison with the corresponding quarter of the previous fiscal year. The Company has narrowed the scope of its product plans and marketing activities during the current fiscal year, and as a result has lowered its staffing and achieved certain other cost reductions in its sales and marketing programs. Additionally, there was a non-recurring charge of approximately $300,000 during the quarter ended June 30, 1997 resulting from a reorganization of staff in certain sales and marketing functions.

         Research and Development. Research and development expense decreased $259,000, or 5%, during the quarter ended June 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable primarily to a reduction in the amounts paid to outside developers for the license of software to be incorporated into future products.

         General and Administrative. General and administrative expense increased $17,000, or 2%, during the quarter ended June 30, 1998 in comparison with the corresponding period of the previous fiscal year. This slight increase reflected higher fees paid for outside legal services in connection with intellectual property protection, and higher amounts paid for other professional services during the current fiscal year.


Other Income (Expense)

         Interest income declined $280,000, or 59%, during the quarter ended June 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the Company's operating deficits over the preceding 12 months. Interest expense decreased $14,000, or 44%, for the quarter ended June 30, 1998 in comparison with the corresponding period of the previous fiscal year, as monthly payments by the Company of capital lease obligations amortized outstanding principal balances and accordingly reduced computed interest expense.


Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. The Company has a March 31 year end for income tax purposes. As of March 31, 1998, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $67,000,000, for U.K. income tax purposes of $7,000,000, and for state income tax purposes of approximately $14,000,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2,000,000 and for state income tax purposes of approximately $780,000. Utilization of the company's U.S. net operating loss and research credit carryforwards will be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $16.7 million at June 30, 1998 from $20.0 million at March 31, 1998. This decrease of $3.3 million resulted primarily from the use of cash during the period for operating activities. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1999, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the fiscal year.

         At June 30, 1998, the Company had a balance in accounts receivable of $1,983,000, a decrease of $1,429,000 from the corresponding balance at March 31, 1998. The balance consisted primarily of amounts accrued by the Company under the percentage-of-completion method. During the quarter ended June 30, 1998, payments received from OEM licensees in connection with the achievement of engineering milestones exceeded the amount of revenue accrued under the percentage-of-completion method, causing the balance in accounts receivable to decline. Prepaid expenses and other current assets decreased $118,000 from March 31, 1998 to June 30, 1998 due primarily to the amortization during the quarter of the Company's prepaid annual insurance premiums. Furniture and equipment, net of depreciation, decreased $288,000 from March 31, 1998 to June 30, 1998 as depreciation of existing furniture equipment exceeded purchases of new furniture and equipment during the period.

         Accounts payable and accrued liabilities decreased $229,000 at June 30, 1998 in comparison with March 31, 1998, due principally to lower balances in the current fiscal year for short-term equipment lease obligations and accrued office rents. During the quarter ended June 30, 1998, the Company made scheduled balloon payments to equipment lessors and significantly reduced the outstanding principal balance of its short-term debt obligations. Deferred revenue increased $251,000 from March 31, 1998 to June 30, 1998, as the Company received advance royalty payments from OEM licensees which exceeded the amount of such payments earned and therefore recognized as revenue within the period. Other current liabilities decreased $90,000 from March 31, 1998 to June 30, 1998 due to the amortization in the current fiscal year of severance obligations which had been accrued in previous periods.


Factors Affecting Future Operating Results

    History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of June 30, 1998, the Company had an accumulated deficit of $78.4 million, and had incurred operating losses of approximately $16.0 million, $15.5 million, and $10.7 million, in the fiscal years ended March 31, 1998, 1997, and 1996, respectively, and an operating loss of $5.3 million for the quarter ended June 30, 1998. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1999, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes focusing in the near term on the smart phone segment of the market for mobile communicating devices and reducing its operating expenses. The Company's objective is to establish its operating system software as a leading operating system for this market, and to leverage this position by developing and marketing products and services to the installed base of smart phone devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, the Company's ability to establish licensing relationships with leading hardware manufacturers, the introduction by those manufacturers of successful products, the emergence of wireless content and services for smart phones to spur demand for the smart phone market and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such market develop.

     Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success depends upon the emergence of a new market for these products. Although the market for wireless mobile telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS software. The product began shipping in North America in December 1997. In July 1997, Toshiba released a smart phone for the Japanese market that incorporates the Company's operating system software. Although these devices have received positive reviews and several awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. More generally, the failure, delay in shipment, or cancellation of any product in this new category, or the discontinuation of any such product by its manufacturer, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the commercial release or pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance. Further, there can be no assurance that the market for smart communicators will emerge, but the Company believes that such market will in any case not emerge before the year 2000.

     The development of the smart phone market, like that of other computer and consumer electronics markets, is dependent upon the simultaneous development of a substantial infrastructure of related and supporting products and services, including hardware and software products, distribution channels and services, communications services, and maintenance and support services. The Company has only limited influence over and, therefore, is substantially dependent upon, the activities of third parties for the development of this infrastructure. The success of smart phones also depends on a number of other general market factors outside the Company's control, including but not limited to consumer acceptance of particular smart phone concepts and features.

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

    The Company has historically engaged in significant customization of its GEOS system software for each mobile communicating device hardware partner. The software development and customization process is inherently unpredictable. Development time and the achievability of design objectives may not be determinable until very late in the development process. Problems and delays in product development or customization may result in the delay or cancellation of planned product or service offerings by the Company and its strategic partners, and consequently could have an adverse effect on the Company's operating results. In the past, the Company has experienced significant delays in the completion of development and customization projects and the release of new products to mobile communicating device hardware partners. Consequently, the receipt of research and development fees and license revenue from these partners has also been delayed, and in several cases the partners have elected not to commercialize the products under development. Such delays have resulted from a number of factors, including, but not limited to, changes in specifications initiated by the Company's hardware partners. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. There can be no assurance that the Company will not experience similar problems and delays in the future, which would have material adverse effects on the Company's operating results. Furthermore, complex software products often contain errors, and significant errors may go undetected for some time. Discovery of significant errors may delay or cancel product releases and, if not discovered until after product release, may necessitate recall of products by the Company and its strategic partners and expose the Company to substantial expense and claims for reimbursement.

    Competition. The Company expects there to be intense competition among mobile communicating device operating systems, to the extent a market develops for such communicating devices. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than the Company, such as Symbian (a joint venture involving Psion, Nokia, Ericsson, and possibly Motorola), Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems that may compete directly with the Company's current and anticipated future operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems that compete with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the

Company believes currently gives the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company, or that achieve greater market acceptance than those of the Company.

    In June of 1998, Psion, Ericsson, and Nokia announced a joint venture called Symbian that will license Psion's EPOC operating system to smart phone manufacturers. At the time of the announcement, Motorola had executed a Memorandum of Understanding with the intention of becoming an investor in Symbian. Collectively, Ericsson, Nokia, and Motorola hold a dominant position in the worldwide market for wireless mobile telephones, of which smart phones represent a market segment. While Symbian is in its formative stages and its ultimate impact on the Company is difficult to assess, this joint venture could have a material adverse effect on the Company's business and results of operations.

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

    Disappointing Revenue from Previous Generation Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in these device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

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

    Dependence On Limited Number Of Manufacturers. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's software. The Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the Company will derive revenues therefrom. During fiscal year 1998, three licensees of the Company's software accounted collectively for greater than half of the Company's total net revenues, and four licensees each accounted individually for greater than 10% of the Company's total net revenues. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. In July 1997, Toshiba introduced the GENIO, a mobile communicating device for the Japanese market incorporating Company's operating system software. These products have yet to generate significant royalty revenue or make material, favorable contributions to the Company's operating results. It is unclear whether these products will in the long term have a beneficial impact on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

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

    Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon the Company's software; the introduction and distribution of new system and application software by the Company; the extent to which the Company can negotiate and subsequently earn research and development fees from its OEM licensees; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of product development, engineering, and sales and marketing expenses. The Company presently intends to devote substantial resources toward product development, which may affect its investment and performance in other activities and in turn affect reported operating results in future periods. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

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

    Non-Recurring Revenues. The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the restructuring, amendment, or termination of such agreements or upon product discontinuation. Amounts recognized upon such restructuring, amendment, or termination have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

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


None.

                           PART 2 -- OTHER INFORMATION

ITEM 6  -- EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits


         10.24          Separation Agreement and General Release between the
                        Registrant and Jordan J. Breslow dated June 30, 1998

         27.1           Financial Data Schedule

         b)   Reports on Form 8-K

              No reports on Form 8-K were filed in this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  August 13, 1998

                                  GEOWORKS CORPORATION



                                  by:   /s/   David A. Thatcher
                                        ---------------------------------------
                                        David A. Thatcher
                                        President, Chief Executive Officer and
                                        Chief Financial Officer (Duly Authorized
                                        Officer and Principal Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS



       Exhibit No.       Description
       -----------       -----------
         10.24          Separation Agreement and General Release between the
                        Registrant and Jordan J. Breslow dated June 30, 1998

         27.1           Financial Data Schedule