Form 10-Q
period 1998-09-30
GEOWORKS /CA/
filed 1998-11-10
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998, or

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from             to            .
                                                   ------------    -----------
Commission file number 000-23926

                              GEOWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[X] Yes [ ] No


Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

COMMON STOCK, .01 PAR VALUE PER SHARE: 16,063,632 SHARES
AS OF SEPTEMBER 30, 1998

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                             PAGE
                                                                                             ----
Part I.  Financial Information

      Item 1.  Financial Statements (Unaudited)

           Condensed consolidated balance sheets: September 30, 1998 and March 31, 1998       2

           Condensed consolidated statements of operations:  Three and six months ended
           September 30, 1998 and September 30, 1997                                          3

           Condensed consolidated statements of cash flows: Six months ended
           September 30, 1998 and September 30, 1997                                          4

           Notes to condensed consolidated financial statements                               5

      Item 2.  Management's discussion and analysis of financial condition and results
           of operations                                                                     6-20

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk                     20

Part II.  Other Information

      Item 4.  Submission of Matters to a Vote of Security Holders                           21

      Item 6.  Exhibits and Reports on Form 8-K                                              23

Signature                                                                                    24

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                   SEPT. 30,    MARCH 31,
                                                      1998        1998
                                                   ---------    ---------
ASSETS
Current assets
     Cash and cash equivalents                      $ 2,648      $ 8,738
     Marketable securities                            9,258       11,243
     Accounts receivable (billed)                       378        1,546
     Accounts receivable (unbilled)                   1,595        1,866
     Prepaid expenses and other current assets          658          542
                                                    -------      -------
          Total current assets                       14,537       23,935
Furniture and equipment, net                          2,680        3,301
Other assets                                            225          227
                                                    -------      -------
                                                    $17,442      $27,463
                                                    =======      =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities       $ 1,132      $ 1,669
     Deferred revenue                                 1,455          778
     Other current liabilities                          894        1,393
                                                    -------      -------
          Total current liabilities                   3,481        3,840
Other liabilities                                       198          231
                                                    -------      -------
     Total liabilities                                3,679        4,071
Stockholders' equity                                 13,763       23,392
                                                    -------      -------
                                                    $17,442      $27,463
                                                    =======      =======



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              -------------------------         -------------------------
                                              SEPT. 30,        SEPT. 30,        SEPT. 30,       SEPT. 30,
                                                1998             1997             1998             1997
                                              --------         --------         --------         --------
Net revenues:
     License revenue                          $    293         $    755         $    425         $  1,605
     Research and development fees                 891            2,533            2,176            3,357
     Service revenue                               109               76              185              301
                                              --------         --------         --------         --------
          Total net revenues                     1,293            3,364            2,786            5,263

Operating expenses:
     Cost of license revenue                        13               39               31               86
     Sales and marketing                         1,403            1,533            2,646            3,781
     Research and development                    3,709            3,913            8,349            8,812
     General and administrative                    909              904            1,820            1,798
                                              --------         --------         --------         --------
          Total operating expenses               6,034            6,389           12,846           14,477
                                              --------         --------         --------         --------

Operating loss                                  (4,741)          (3,025)         (10,060)          (9,214)

Other income (expense):
     Interest income                               171              360              366              835
     Interest expense                               (2)             (44)             (20)             (76)
                                              --------         --------         --------         --------
Loss before income taxes                        (4,572)          (2,709)          (9,714)          (8,455)

Provision for income taxes                          29                7               60               44
                                              --------         --------         --------         --------
Net loss                                      $ (4,601)        $ (2,716)        $ (9,774)        $ (8,499)
                                              ========         ========         ========         ========

Net loss per share - basic and diluted        $  (0.29)        $  (0.17)        $  (0.61)        $  (0.55)
                                              ========         ========         ========         ========
Shares used in per share computation            16,048           15,640           15,989           15,576
                                              ========         ========         ========         ========




                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                            SIX MONTHS ENDED
                                                                       -------------------------
                                                                       SEPT. 30,         SEPT. 30,
                                                                        1998              1997
                                                                       ---------        ----------
Operating activities:
      Net loss                                                         $ (9,774)        $ (8,499)
      Adjustments to reconcile net loss to net cash used in
      operating activities:
           Depreciation and amortization                                    754              736
           Changes in operating assets and liabilities                    1,229           (2,389)
                                                                       --------         --------
Net cash used in operating activities                                    (7,791)         (10,152)
                                                                       --------         --------

Investing activities:
      Purchases of furniture and equipment (net of retirements)            (121)            (708)
      Sales of marketable securities (net of purchases)                   1,985            8,799
      Other                                                                 (25)             (24)
                                                                       --------         --------
Net cash provided by investing activities                                 1,839            8,067
                                                                       --------         --------

Financing activities:
      Payments of obligations under capital leases                         (308)            (167)
      Net proceeds from issuance of common stock                            170              772
                                                                       --------         --------
Net cash (used in) provided by financing activities                        (138)             605
                                                                       --------         --------

Net decrease in cash and cash equivalents                                (6,090)          (1,480)
Cash and cash equivalents at beginning of period                          8,738            6,319
                                                                       --------         --------
Cash and cash equivalents at end of period                             $  2,648         $  4,839
                                                                       ========         ========



                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three and six months ended September 30, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). Geoworks (the "Company") has adopted these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. The Company's comprehensive loss for the three and six months ended September 30, 1998 does not differ materially from the reported net loss. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. Adoption of these statements has not had a material effect on the Company's consolidated financial position, results of operations, or cash flows.

4. At September 30, 1998, the Company had a balance of $ 1,595,000 in unbilled accounts receivable. This balance consisted of research and development fees which were recorded as revenue under the percentage-of-completion method of accounting but unbilled as of the date of the balance sheet. Research and development fees are billed by the Company in accordance with installment payment schedules stipulated in license agreements with OEMs. Unbilled accounts receivable balances result when revenue earned under the percentage-of-completion method exceeds the amount billed to OEM licensees pursuant to the terms of their respective agreements.

5. In September 1998, the Company executed a settlement agreement with an OEM customer to resolve a contract dispute. The customer had alleged a material breach of contractual obligations by the Company, and disputed the amount of research and development fees payable. The effect of the settlement, under the percentage-of-completion method, was to lower the Company's estimate of revenue and accounts receivable by $740,000 during the current quarter.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     Many of the discussions in this Form 10-Q for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile communicating devices, particularly smart phones; the Company's strategy for establishing its software as a standard solution for the smart phone market; competition in the market for mobile communicating devices; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of the latest version of its operating system software; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; the Company's intention to expand the market for its software by leveraging its existing licensees; the development of a market for wireless content and services; the Company's intention to integrate and market such wireless content and service technologies for use by wireless mobile operators and mobile communicating device manufacturers; and the Company's assessment of its exposures and remedial efforts in connection with "Year 2000" issues.

           Actual results may vary materially from such forward-looking statements, due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence of a new market and on the activities of a limited number of device manufacturers, and the Company has no direct control over those activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants;
(iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products on a timely basis; (iv) the Company anticipates the emergence and potential impact of competitive products and services; (v) widespread adoption of mobile communicating devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 12.

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

Results of Operations


Three Months Ended September 30, 1998 and September 30, 1997

Net Revenues

           Net revenues decreased $2,071,000, or 62%, during the three months ended September 30, 1998, in comparison with the corresponding period of the previous fiscal year. Substantial decreases in license revenue and revenue from research and development fees in the current quarter more than offset a small increase in service revenue.

           During the three months ended September 30, 1998, license revenue decreased $462,000, or 61%, in comparison with the corresponding period of the previous fiscal year. In September 1997, the Company recognized revenue of $532,000 upon the termination of a license agreement with an OEM customer. Pursuant to the original agreement, the customer had made non-refundable payments of advance royalties which at the time of the termination had yet to be earned as revenue. There was no such one-time revenue during the current quarter. For the three months ended September 30, 1998, license revenue consisted principally of technology license fees and royalties on units sold by OEM customers. Revenues associated with technology license fees, or with any change to the terms of license agreements resulting from termination, amendment, or restructuring, are non-recurring. Accordingly, license revenue for the three months ended September 30, 1997 is not indicative of revenues to be recognized in future periods. Further, the Company's realization of anticipated license revenue from OEM customers is uncertain due to potential delays and risks in the commercial release and acceptance of new products.

           Revenue related to research and development fees decreased $1,642,000, or 65%, during the three months ended September 30, 1998, in comparison with the corresponding period of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM customers under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM customer as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM customers and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial decrease in research and development fees during the three months ended September 30, 1998 over the corresponding period in the previous fiscal year occurred as the Company reached or neared completion of its development work on several major OEM projects. As work on these projects concluded, the Company assigned development staff onto projects with lower reimbursement rates and also reduced staffing levels through attrition. Additionally, the Company resolved a contract dispute with an OEM customer by executing a settlement agreement in September 1998. Under the percentage-of-completion method, the effect of this settlement was to lower the Company's estimate of revenue and corresponding accounts receivable in the current quarter by $740,000. As of September 30, 1998, the Company had approximately $275,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM customers.

           Service revenue of $109,000 for the three months ended September 30, 1998 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM customers. The increase of $33,000 in service revenue over the corresponding period of the previous fiscal year related to higher fees earned in connection with software workshops sponsored by the Company.


Operating Expenses

           Cost of License Revenue. The Company's gross margin percentage on license revenue was 96% for the three months ended September 30, 1998, and 95% in the corresponding period of the previous fiscal year. Cost of license revenue for both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

            Sales and Marketing. Sales and marketing expense decreased $130,000, or 8%, during the three months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. The Company has narrowed the scope of its product plans and marketing activities during the current fiscal year, and as a result has lowered its staffing and achieved certain other cost reductions in its sales and marketing programs.

           Research and Development. Research and development expense decreased $204,000, or 5%, during the three months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable principally to reductions in staffing and related costs as the Company has narrowed the scope of its research and development activities.

           General and Administrative. General and administrative expense increased $5,000, or 1%, during the three months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. Nominal increases in fees for outside professional services accounted for this change.

           Other Income (Expense)

           Interest income declined $189,000, or 53%, during the three months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the cash used to fund the Company's operations over the preceding 12 months. Interest expense decreased $42,000, or 95%, during the three months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. Monthly payments by the Company of capital lease obligations amortized outstanding principal balances and accordingly reduced computed interest expense.

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


Six Months Ended September 30, 1998 and September 30, 1997

Net Revenues

           Net revenues decreased $2,477,000, or 47%, during the six months ended September 30, 1998, in comparison with the corresponding period of the previous fiscal year. All categories of revenue declined in the current fiscal year relative to the preceding fiscal year.

           During the six months ended September 30, 1998, license revenue decreased $1,180,000, or 74%, in comparison with the corresponding period of the previous fiscal year. In June 1997, the Company recognized revenue of $650,000 in connection with a source code license, and in September 1997, the Company recognized revenue of $532,000 upon the termination of a license agreement with an OEM customer. Pursuant to the original agreement, the customer had made non-refundable payments of advance royalties which at the time of the termination had yet to be earned as revenue. There has been no such revenue during the current fiscal year to compare with these one-time revenue events from the preceding fiscal year, and license revenue has declined as a result. For the six months ended September 30, 1998, license revenue has consisted principally of technology license fees and royalties on units sold by OEM customers. Revenues associated with licenses of source code, technology license fees, or any change to the terms of license agreements resulting from termination, amendment, or restructuring, are non-recurring. Accordingly, license revenue for the six months ended September 30, 1997 is not indicative of revenues to be recognized in future periods. Further, the Company's realization of anticipated license revenue from OEM customers is uncertain due to potential delays and risks in the commercial release and acceptance of new products.

           Revenue related to research and development fees decreased $1,181,000, or 35%, during the six months ended September 30, 1998, in comparison with the corresponding period of the previous fiscal year. Research and development fees represent amounts received pursuant to contracts with OEM customers under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM customer as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM customers and the relative level of development effort devoted towards projects on which research and development fees are charged. The substantial decrease in research and development fees during the six months ended September 30, 1998 over the corresponding period of the previous fiscal year occurred as the Company reached or neared completion of its development work on several major projects, and subsequently assigned development staff onto projects with lower reimbursement rates. Additionally, the Company settled a contract dispute with an OEM customer in September 1998. Under the percentage-of-completion method, the effect of this settlement was to lower the Company's estimate of revenue and corresponding accounts receivable in the current fiscal year by $740,000. As of September 30, 1998, the Company had approximately $275,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM customers.

           Service revenue of $185,000 for the six months ended September 30, 1998 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees. The decrease of $116,000 in service revenue in the current year related to higher fees earned in the previous fiscal year for software workshops sponsored by the Company.


Operating Expenses

           Cost of License Revenue. The Company's gross margin percentage on license revenue was 93% for the six months ended September 30, 1998, and 95% in the corresponding period of the previous fiscal year. Cost of license revenue for both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

            Sales and Marketing. Sales and marketing expense decreased $1,135,000, or 30%, during the six months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. The Company has narrowed the scope of its product plans and marketing activities during the current fiscal year, and as a result has lowered its staffing and achieved certain other cost reductions in its sales and marketing programs. Additionally, there was a non-recurring charge of approximately $300,000 during the previous fiscal year for a reorganization of staff in certain sales and marketing functions.

           Research and Development. Research and development expense decreased $463,000, or 5%, during the six months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable principally to reductions in staffing and related costs, as the Company has narrowed the scope of its research and development activities and reduced the amounts paid to outside developers for the license of software to be incorporated into future products.

           General and Administrative. General and administrative expense increased $22,000, or 1%, during the six months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. This nominal increase reflected higher fees paid for certain professional services during the current fiscal year.

           Other Income (Expense)

           Interest income declined $469,000, or 56%, during the six months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the cash used to fund the Company's operations over the preceding 12 months. Interest expense decreased $56,000, or 74%, during the six months ended September 30, 1998 in comparison with the corresponding period of the previous fiscal year, as monthly payments by the Company of capital lease obligations amortized outstanding principal balances and accordingly reduced computed interest expense.

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

Liquidity and Capital Resources

           The Company's cash, cash equivalents, and marketable securities declined to $11.9 million at September 30, 1998 from $20.0 million at March 31, 1998. This decrease of $8.1 million resulted principally from the use of cash during the period to fund the Company's operations. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 1999, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the current fiscal year.

           At September 30, 1998, the Company had a balance in accounts receivable of $1,973,000, a decrease of $1,439,000 from the corresponding balance at March 31, 1998. The balance consisted primarily of amounts recorded as revenue by the Company under the percentage-of-completion method. During the six months ended September 30, 1998, payments received from OEM customers in connection with the achievement of engineering milestones exceeded the amount of revenue recorded under the percentage-of-completion method, causing the balance in accounts receivable to decline. Additionally, the Company executed a settlement agreement to resolve a contract dispute with an OEM customer and consistent with the settlement terms of the agreement the Company lowered its estimate of accounts receivable by $740,000 during the present fiscal year. Prepaid expenses and other current assets increased $116,000 from March 31, 1998 to September 30, 1998, primarily because of an increase in the amount of prepaid insurance premiums. The policy year for the Company's primary insurance contracts expires in June, and as a result prepaid balances for these policies are significantly higher at September 30 than at March 31. Furniture and equipment, net of depreciation, decreased $621,000 from March 31, 1998 to September 30, 1998, as depreciation of existing furniture and equipment exceeded purchases of new furniture and equipment during the six months ended September 30, 1998.

           Accounts payable and accrued liabilities decreased $537,000 at September 30, 1998 in comparison with March 31, 1998, due principally to lower balances in the current fiscal year for short-term equipment lease obligations and accrued office rent. In the current fiscal year, the Company has made scheduled balloon payments to equipment lessors and significantly reduced the outstanding principal balance of its short-term debt obligations. Deferred revenue increased $677,000 from March 31, 1998 to September 30, 1998, as the Company received advance royalty payments from OEM customers which exceeded the amount of such payments earned and therefore recognized as revenue within the period. Other current liabilities decreased $499,000 from March 31, 1998 to September 30, 1998 due primarily to the amortization in the current fiscal year of severance obligations which had been accrued in previous periods. Also, balances for certain employee benefit and incentive compensation programs have declined during the current fiscal year.


Factors Affecting Future Operating Results

    History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of September 30, 1998, the Company had an accumulated deficit of $83.0 million, and had incurred operating losses of approximately $16.0 million, $15.5 million, and $10.7 million in the fiscal years ended March 31, 1998, 1997, and 1996, respectively, and an operating loss of $10.1 million for the six months ended September 30, 1998. The Company expects to continue to incur substantial annual operating losses at least through its fiscal year ending March 31, 1999, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes reducing its operating expenses, and maximizing its revenues in the near term by focusing on the smart and enhanced phone segments of the market for mobile communicating devices. The Company's objective is to establish its operating system software as a leading operating system for these segments, and to leverage its position by developing and marketing other products and services to the installed base of devices. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, the Company's ability to establish licensing relationships with leading hardware manufacturers, the introduction by those manufacturers of successful products, the emergence of wireless content and services for smart phones to spur demand for the smart phone market and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such a market develop.

      Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success depends upon the emergence of a new market for these products. Although the market for wireless mobile telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS(R) software. The product began shipping in North America in December 1997. In July 1997, Toshiba released a smart phone for the Japanese market that incorporates the Company's operating system software. Although these devices have received positive reviews and several awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. More generally, the failure, delay in shipment, or cancellation of any product in this new category, or the discontinuation of any such product by its manufacturer, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the commercial release or pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance. Further, there can be no assurance that the market for smart communicators will emerge. The Company believes that in any case such market will not emerge before the year 2000.

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

      In addition, the Company's long-term results will be affected by the success of the market for wireless content products and services that operate on smart phones. There can be no assurance that the wireless content and services market will develop in a manner which is favorable to the Company's prospects.

     Risks of Software Product Development and Risk of Delays. The Company's future success will depend upon its ability to develop and release, on a timely basis, new operating system and application software products and upgrades for smart communicators, new applications for enhanced phones, and new aftermarket products and services. Geoworks has recently introduced a new generation of its operating system software called GEOS(R)-SC(TM) that, unlike its predecessor GEOS technology, is processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Further, Geoworks is currently developing software technologies for enhanced phones. Broad acceptance of Geoworks' existing and yet to be released products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. Geoworks has made progress toward this development goal, but acceptance of its newly developed products in the market is uncertain and the adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time-consuming and subject to delays. There can be no assurance that Geoworks will be successful in continuing to market and sell products developed for non-Intel microprocessors, or will be successful in future development efforts.

     Further, because of the short product life cycles and intense competition expected in the mobile communicating device market, the timeliness of new product introductions and shipments can be critical to whether a particular product will ever achieve market acceptance. There can be no assurance that the Company will be able to develop, introduce and ship new products or upgrades on a timely basis. Furthermore, from time to time, the Company and others may announce new products, features or technologies that have the potential to replace or shorten the life cycle of the Company's existing product offerings. There can be no assurance that announcements by the Company or by its competitors will not cause customers to defer purchasing existing products of the Company or its hardware partners, or cause distributors and dealers to return products. Delays or difficulties associated with developing or introducing new products could have a material adverse effect on the Company's business and results of operations.

     The Company has historically engaged in significant customization of its GEOS system software for each mobile communicating device hardware partner. The software development and customization process is inherently unpredictable. Development time and the achievability of design objectives may not be determinable until very late in the development process. Problems and delays in product development or customization may result in the delay or cancellation of planned product or service offerings by the Company and its strategic partners, and consequently could have a material adverse effect on the Company's operating results. In the past, the Company has experienced significant delays in the completion of development and customization projects and the release of new products to mobile communicating device hardware partners. Consequently, the partners' payment of research and development fees and license revenue from these partners has also been delayed or withheld, and in several cases the partners have elected not to commercialize the products under development. Such delays have resulted from a number of factors, including, but not limited to, changes in specifications initiated by the Company's hardware partners. The extent of these delays has varied depending upon the size and scope of the project and the nature of the problems encountered. There can be no assurance that the Company will be able to prevent similar problems and delays in the future, which would have material adverse effects on the Company's operating results. Furthermore, complex software products often contain errors, and significant errors may go undetected for some time. Discovery of significant errors may delay or cancel product releases and, if not discovered until after product release, may necessitate recall of products by the Company and its strategic partners and expose the Company to substantial expense and claims for reimbursement.

     Competition. The Company expects there to be intense competition among mobile communicating device operating systems, to the extent a market develops for such communicating devices. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than the Company, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems that may compete directly with the Company's current and anticipated future operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems that compete with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently give the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company, or that achieve greater market acceptance than those of the Company.

     In June of 1998, Psion, Ericsson, Motorola, and Nokia announced a joint venture named Symbian that will license Psion's EPOC operating system to smart phone manufacturers. Through Symbian the partners are seeking to introduce an operating system platform in the smart phone market which would be directly competitive to the Company's GEOS-SC system software, and together they have contributed approximately $150 million to capitalize the venture. Collectively, Ericsson, Motorola, and Nokia hold a dominant position as suppliers in the worldwide market for wireless mobile telephones, of which smart phones represent a market segment. While Symbian is in its formative stages and its ultimate impact on the Company is difficult to assess, this joint venture could have a material adverse effect on the Company's business and results of operations.

     Acceptance Of Geoworks Technology. The Company's success in establishing its current or its anticipated future operating system software and applications software as leading software solutions in the mobile communicating device market is critically dependent on the Company's ability to establish and sustain business relationships with key mobile communicating device market participants. The Company has already established relationships with several mobile communicating device hardware manufacturers and other companies which the Company believes will be significant participants in the mobile communicating device and services markets. Despite the importance of these relationships, the Company must secure additional strategic design wins and licensing relationships with its existing licensees and with other market participants in order to establish the Company's software as a viable platform. Accordingly, there can be no assurance that the Company's existing licenses will result in sustained license relationships, successful products, or substantial revenues for the Company. Furthermore, even if the Company is able to establish and sustain relationships with particular participants in the mobile communicating device market, the Company's success depends upon the development by the Company and others of aftermarket application products and services for mobile communicating device products in order to derive revenue from aftermarket products and services. There can be no assurance that the Company will be able to establish any such relationships, that the Company's software will be accepted or that successful aftermarket products and services will be developed or licensed.

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

    Disappointing Revenue from Previous Generation Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in these device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely as a result. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

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

     Dependence On Limited Number Of Manufacturers. In the current fiscal year, one OEM customer alone has accounted for greater than half of the Company's total net revenues, and three OEM customers collectively have accounted for greater than 80% of the Company's total revenues (exclusive of the $740,000 reduction in estimated revenues resulting from the settlement of a contract dispute). During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers each accounted individually for greater than 10% of the Company's total net revenues. A termination or decline in the Company's business relationship with any one of these customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's software. The Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the Company will derive revenues therefrom. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. In July 1997, Toshiba introduced the GENIO, a mobile communicating device for the Japanese market incorporating Company's operating system software. These products have yet to generate significant royalty revenue or make material, favorable contributions to the Company's operating results. It is unclear whether these products will in the long term have a beneficial impact on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

     Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's software becomes a leading software solution for hardware devices, the Company believes its long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system and upon other operating systems; recurring license revenue from communication services providers; and integration by the Company of third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products or content will achieve acceptance in the market. Further, the Company has historically marketed operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While, in the past, the Company has been able to obtain recurring license revenue from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective wireless distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that wireless distribution will prove to be feasible or that the Company's technology will be suitable for the distribution infrastructure as it develops. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

    Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon the Company's software; the introduction and distribution of new system and application software by the Company; the extent to which the Company can negotiate and subsequently earn research and development fees from customers; the ability of the Company to effectively manage its costs; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with customers and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of research and development and sales and marketing expenses. The Company has traditionally devoted substantial resources toward research and development, which has affected its investment and performance in other activities and in turn affected reported operating results. While the Company has taken recent measures to reduce its research and development expenditures, its investment in research and development remains significant relative to its investment in other aspects of the Company's operations. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

    International Operations. International revenue has accounted for the majority of the Company's revenue in each of the last three fiscal years. The Company anticipates that international revenue will continue to represent a significant portion of the Company's future revenue. Revenue from international sources is subject to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. Although the Company's revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on the Company's ability to execute agreements with international customers, and as a result could adversely affect the Company's ability to generate revenue from technology licensing and from research and development fees. Additionally, royalty income from licensees in certain countries, such as Japan and Finland, is subject to the withholding of income taxes. The amount and mix of the Company's revenue derived from such licensees will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by the Company may adversely impact the Company's income tax rate.

    Non-Recurring Revenues. The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees, and the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the termination, amendment, or restructuring of such agreements or upon product discontinuation. Amounts recognized upon such termination, amendment, or restructuring have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

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

      Dependence on Year 2000 Compliance. Without modifications, many currently installed computer systems and applications are not capable of adequately responding to the change from the 20th century to the 21st century, potentially resulting in operating difficulties ("Year 2000"). To the extent such Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, or to the extent internal management and communication systems are disrupted, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company's software products operate as a conduit for data from smart phones and other mobile communicating devices to application software developed by third parties. The Company has no control as to whether such hardware devices and third party software will accurately process Year 2000 data. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. The Company has initiated efforts to address these potential problems, but there can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

Based on its assessment to date, the Company believes that the current versions of its products, as well as its internal management information and other systems, are either Year 2000 compliant or will not require substantial effort or cost to make them Year 2000 compliant. The Company's review of its Year 2000 issues has been conducted internally by company management and personnel. No outside services or consultants have been retained in the review process. The Company has not yet incurred any explicit costs associated with Year 2000 compliance, as necessary software upgrades and other remediation efforts to date have been covered under existing maintenance and warranty agreements with vendors. The Company does not believe that any such costs will become material in the future. Should Year 2000 problems arise in their most severe form, the Company believes that royalty revenues associated with OEM products could be adversely affected due to the recall or delay in commercial release of such products, and further believes that in the worst case scenario certain internal functions, in particular telecommunication features such as voicemail, could be disrupted. Additionally, the Company may be obligated to certain of its OEM customers for legal damages or additional development work should it be determined that the Company's software products failed to perform as warranted. However, the Company believes there is only a remote chance that such severe outcomes could occur, and believes that it cannot reasonably estimate the range of lost revenues or additional costs, if any, that would result should such outcomes occur. The Company has yet to adopt a contingency plan to address the most severe effects of the Year 2000 problem, but intends to develop and adopt such a plan within the next 12 months.

With respect to the Company's software products and remediation efforts, the Company and its OEM hardware partners have imposed routine testing procedures in the product development process to ensure that the software and the products into which it is incorporated are Year 2000 compliant. To date, there have been no performance problems detected related to Year 2000 issues which have significantly affected or delayed product development schedules or the commercial release dates of the products under development. Testing routines will be continuously applied to products as they are developed, and the Company will continue to undertake reasonable and diligent efforts in future development activities to detect and correct any Year 2000 issues.

For the Company's internal management information and communication systems, a preliminary review of each system has occurred, and a remediation program appropriate to any detected exposure has been adopted. The Company estimates that the aggregate cost of these remediation programs will not exceed $100,000, and expects that the majority of any costs incurred will relate to the upgrade of certain telecommunication systems such as voicemail. The Company's preliminary review has also addressed certain aspects of the Company's operations which are traditionally considered to be outside the scope of standard information and communication systems. The most significant remediation program identified in this part of the Company's preliminary review involves an upgrade to the Company's building security systems. The Company estimates that the cost of such an upgrade will not exceed $10,000. The Company intends to continue reviewing its internal systems and operations for Year 2000 compliance over the next 12 months, but does not anticipate that such additional reviews will uncover exposures of a material nature which have not been previously identified.

As the Company utilizes third-party software, telecommunications, and other technology components in both its internal information systems and its external product offerings, these products and services affect the Company's ability to achieve Year 2000 compliance. The Company recognizes its dependence upon these outside parties, and has successfully obtained legal indemnification for Year 2000 problems from certain key suppliers of third-party software and services. However, there are a significant number of developers, suppliers, and contractors who have not specifically indemnified the Company for the effects of Year 2000 problems, and the Company remains exposed to the extent these components supplied by third parties fail to properly handle the change to the Year 2000. The Company has included these third-party products and services in its review of existing internal information systems, and in the case of its product development activities has subjected these outside components to its standard testing procedures. Based upon these efforts, Company does not presently believe these third-party products and services present a material risk to the Company's business. There can be no assurance, however, that the Company's procedures have identified or will identify all potential Year 2000 problems, or that a material adverse effect on the Company's financial condition and operating results could be avoided in the event third-party products and services fail to properly handle the change to the Year 2000.

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

                           PART 2 -- OTHER INFORMATION



ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on September 15, 1998.

(b) The Company's Board of Directors is elected at each Annual Meeting of Stockholders. The Directors elected at the meeting were: Bernard B. Bianchino, Brian P. Dougherty, Gordon E. Mayer, Eric E. Schmidt, and David A. Thatcher.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.


           1. To elect directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected.

           NOMINEE                       FOR            WITHHELD           ABSTAIN
           -------                   ----------         --------          ---------
           Bernard B. Bianchino      14,197,335           699,832         1,558,568
           Brian P. Dougherty        14,197,335           426,435         1,558,568
           Gordon E. Mayer           14,197,335           424,740         1,558,568
           Eric E. Schmidt           14,197,335           422,314         1,558,568
           David A. Thatcher         14,197,335           502,598         1,558,568



           2. To approve an amendment to the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 785,000 shares.

                                              FOR               OPPOSED           NOT VOTED     ABSTAIN
                                           ---------           ---------          ---------     -------
           Common Stock                    9,090,708           5,758,009             0            48,450



           3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 1999.

                                              FOR               OPPOSED           NOT VOTED     ABSTAIN
                                           ---------           ---------          ---------     -------
           Common  Stock                  14,836,741              44,272             0            16,154


(d) The Company also held a Special Meeting of the Stockholders on July 27,
1998.

(e) The matters described below were voted on at this Special Meeting of the Stockholders, and the votes cast with respect to each matter were as indicated.


           1. To approve an amendment to the Company's 1994 Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 200,000 shares.

                                              FOR               OPPOSED           NOT VOTED     ABSTAIN
                                           ---------           ---------          ---------     -------
           Common Stock                   12,330,859             357,298              0           30,818




           2. To approve an amendment to the Company's 1994 Stock Plan to implement an evergreen provision.

                                              FOR               OPPOSED           NOT VOTED     ABSTAIN
                                           ---------           ---------          ---------     -------
           Common Stock                   12,141,416             444,366             90,150       43,043

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













Date: November  10, 1998
                                         GEOWORKS CORPORATION



                                         by:  /s/  Stephen T. Baker
                                            ------------------------------------
                                            Stephen T. Baker
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.          Description



27.1            Financial Data Schedule