Form 10-Q/A
period 1998-09-30
GEOWORKS /CA/
filed 1998-12-01
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A


[X] Amendment to quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1998.

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

COMMON STOCK, .001 PAR VALUE PER SHARE: 16,078,744 SHARES AS OF OCTOBER 31, 1998

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

           10.12 Corporate Technology Agreement, dated March 17, 1993, between Toshiba Corporation and Geoworks ###

           27.1     Financial Data Schedule (previously filed)

           ###      Confidential treatment requested as to portions thereof.

     b)   Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: December 1, 1998
                                                 GEOWORKS CORPORATION


                                                 by: /s/ Daniel L. Sicotte
                                                    ----------------------------
                                                    Daniel L. Sicotte
                                                    Treasurer
                                                    (Duly Authorized Officer)

                                    GEOWORKS

                                    EXHIBITS
                                TABLE OF CONTENTS

                                                                                Sequential
Exhibit No.      Description                                                    Page Number
-----------      -----------                                                    -----------
  10.12          Corporate Technology Agreement, dated March 17, 1993, between
                 Toshiba Corporation and Geoworks ###

  27.1           Financial Data Schedule (previously filed)


                 ### Confidential treatment requested as to portions thereof