Form 10-Q/A
period 1998-09-30
GEOWORKS /CA/
filed 1999-01-05
CIK 922285

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

COMMON STOCK, .001 PAR VALUE PER SHARE: 16,106,856 SHARES AS OF NOVEMBER 30,
1998

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

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits

           10.05    Software Supply Agreement, dated October 26, 1993,
                    between Geoworks and Embarc Communication Services, Inc.
                    ###

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



Date: January 5, 1999
                                                 GEOWORKS CORPORATION


                                                 by: /s/ Daniel L. Sicotte
                                                    ----------------------------
                                                    Daniel L. Sicotte
                                                    Treasurer
                                                    (Duly Authorized Officer)

                                    GEOWORKS

                                    EXHIBITS
                                TABLE OF CONTENTS

                                                                                Sequential
Exhibit No.      Description                                                    Page Number
-----------      -----------                                                    -----------
 10.05           Software Supply Agreement, dated October 26, 1993,
                 between Geoworks and Embarc Communication Services, Inc.
                 ###

  27.1           Financial Data Schedule (previously filed)


                 ### Confidential treatment requested as to portions thereof