Form 10-Q
period 1998-12-31
GEOWORKS /CA/
filed 1999-02-11
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1998, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _______________.

Commission file number 000-23926

                              GEOWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                             94-2920371
--------------------------------                           -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                         94501
----------------------------------------                   ---------------------
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

COMMON STOCK, .001 PAR VALUE PER SHARE: 16,149,947 SHARES AS OF DECEMBER 31,
1998

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                                   Page
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: December 31, 1998 and March 31, 1998                  2

         Condensed consolidated statements of operations:  Three and nine months ended
         December 31, 1998 and December 31, 1997                                                      3

         Condensed consolidated statements of cash flows: Nine months ended
         December 31, 1998 and December 31, 1997                                                      4

         Notes to condensed consolidated financial statements                                         5

     Item 2.  Management's discussion and analysis of financial condition and results
         of operations                                                                             6-21

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk                              21

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                                       22

Signature                                                                                            23


                         PART 1 -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                        Dec. 31,         March 31,
                                                         1998             1998
                                                       --------         ---------
ASSETS
Current assets
     Cash and cash equivalents                          $ 1,156          $ 8,738
     Marketable securities                                7,352           11,243
     Accounts receivable (billed)                         2,538            1,546
     Accounts receivable (unbilled)                                        1,866
     Prepaid expenses and other current assets              445              542
                                                        -------          -------
          Total current assets                           11,491           23,935
Furniture and equipment, net                              2,349            3,301
Other assets                                                220              227
                                                        -------          -------
                                                        $14,060          $27,463
                                                        =======          =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
     Accounts payable and accrued liabilities           $ 1,023          $ 1,669
     Deferred revenue                                     1,587              778
     Other current liabilities                              903            1,393
                                                        -------          -------
          Total current liabilities                       3,513            3,840
Other liabilities                                           187              231
                                                        -------          -------
     Total liabilities                                    3,700            4,071
Stockholders' equity                                     10,360           23,392
                                                        -------          -------
                                                        $14,060          $27,463
                                                        =======          =======



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                      Three Months Ended                   Nine Months Ended
                                                ---------------------------           ---------------------------
                                                Dec. 31,           Dec. 31,           Dec. 31,           Dec. 31,
                                                  1998               1997               1998               1997
                                                --------           --------           --------           --------
Net revenues:
     License revenue                            $    285           $  1,671           $    710           $  3,276
     Research and development fees                 1,560              2,276              3,736              5,633
     Service revenue                                 109                 76                294                377
                                                --------           --------           --------           --------
          Total net revenues                       1,954              4,023              4,740              9,286

Operating expenses:
     Cost of license revenue                           6                 30                 37                116
     Sales and marketing                           1,312              1,270              3,958              5,050
     Research and development                      3,372              4,602             11,721             13,415
     General and administrative                      818                923              2,638              2,721
                                                --------           --------           --------           --------
          Total operating expenses                 5,508              6,825             18,354             21,302
                                                --------           --------           --------           --------

Operating loss                                    (3,554)            (2,802)           (13,614)           (12,016)

Other income (expense):
     Interest income                                 130                288                496              1,123
     Interest expense                                 (5)               (25)               (25)              (101)
                                                --------           --------           --------           --------
Loss before income taxes                          (3,429)            (2,539)           (13,143)           (10,994)

Provision for income taxes                            59                 44                118                 88
                                                --------           --------           --------           --------
Net loss                                        $ (3,488)          $ (2,583)          $(13,261)          $(11,082)
                                                ========           ========           ========           ========

Net loss per share - basic and diluted          $  (0.22)          $  (0.16)          $  (0.83)          $  (0.71)
                                                ========           ========           ========           ========

Shares used in per share computation              16,112             15,760             16,030             15,638
                                                ========           ========           ========           ========

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Nine Months Ended
                                                                        ---------------------------
                                                                        Dec. 31,           Dec. 31,
                                                                          1998               1997
                                                                        --------           --------
Operating activities:
     Net loss                                                           $(13,261)          $(11,082)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
         Depreciation and amortization                                     1,001              1,095
         Changes in operating assets and liabilities                       1,052             (3,387)
                                                                        --------           --------
Net cash used in operating activities                                    (11,208)           (13,374)
                                                                        --------           --------

Investing activities:
     Sales of marketable securities (net of purchases)                     3,891             11,287
     Purchases of furniture and equipment (net of retirements)              (159)              (971)
     Other                                                                    (7)                34
                                                                        --------           --------
Net cash provided by investing activities                                  3,725             10,350
                                                                        --------           --------

Financing activities:
     Payments of obligations under capital leases                           (336)              (248)
     Net proceeds from issuance of common stock                              237              1,388
                                                                        --------           --------
Net cash (used in) provided by financing activities                          (99)             1,140
                                                                        --------           --------

Net decrease in cash and cash equivalents                                 (7,582)            (1,884)
Cash and cash equivalents at beginning of period                           8,738              6,319
                                                                        ========           ========
Cash and cash equivalents at end of period                              $  1,156           $  4,435
                                                                        ========           ========

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The condensed consolidated financial statements for the three and nine months ended December 31, 1998 and 1997 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Stockholders and Form 10-K for the fiscal year ended March 31, 1998. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("FAS 130") and Statement No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). Geoworks (the "Company") has adopted these statements in fiscal year 1999. FAS 130 establishes new standards for reporting and displaying comprehensive income and its components. The Company's comprehensive loss for the three and nine months ended December 31, 1998 does not differ materially from the reported net loss. FAS 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operation, and major customers. Adoption of these statements has not had a material effect on the Company's consolidated financial position, results of operations, or cash flows.

4. Research and development fees are billed by the Company in accordance with installment payment schedules stipulated in license agreements with OEMs. Unbilled accounts receivable balances result when revenue earned under the percentage-of-completion method exceeds the amount billed to OEM licensees pursuant to the terms of their respective agreements. At December 31, 1998, there were no unbilled accounts receivable as all earned fees had been invoiced.

5. In September 1998, the Company executed a settlement agreement with an OEM customer to resolve a contract dispute. The customer had alleged a material breach of contractual obligations by the Company, and disputed the amount of research and development fees payable. The effect of the settlement, under the percentage-of-completion method, was to lower the Company's revenue and accounts receivable by $740,000 during the current fiscal year.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

    Many of the discussions in this Form 10-Q for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile communicating devices, particularly smart and enhanced phones; the Company's strategy for establishing its software as a standard solution for the smart and enhanced phone markets; competition in the market for mobile communicating devices; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of the latest version of its software; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; the Company's intention to expand the market for its software by leveraging its existing licensees; the development of a market for wireless content and services; the Company's intention to integrate and market such wireless content and service technologies for use by wireless mobile operators and mobile communicating device manufacturers; and the Company's assessment of its exposures and remedial efforts in connection with "Year 2000" issues.

         Actual results may vary materially from such forward-looking statements, due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence of a new market and on the activities of a limited number of device manufacturers, and the Company has no direct control over those activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants;
(iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products on a timely basis; (iv) the Company anticipates the emergence and potential impact of competitive products and services; (v) widespread adoption of mobile communicating devices may depend upon the commercial availability of complementary relationships and technologies, such as a wireless mobile network infrastructure; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 12.

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

Results of Operations


Three Months Ended December 31, 1998 and December 31, 1997

Net Revenues

         Net revenues decreased $2,069,000, or 51%, during the three months ended December 31, 1998, in comparison with the corresponding quarter of the previous fiscal year. Substantial decreases in license revenue and revenue from research and development fees in the current quarter more than offset a small increase in service revenue.

         During the three months ended December 31, 1998, license revenue decreased $1,386,000, or 83%, in comparison with the corresponding quarter of the previous fiscal year. In December 1997, the Company recognized revenue of $1,340,000 in connection with license payments received from two different OEM customers. These payments were non-recurring, and there was no such one-time revenue recognized during the current quarter. For the three months ended December 31, 1998, license revenue consisted principally of royalties on units sold by OEM customers. Revenues associated with technology license fees, or with any change to the terms of license agreements resulting from termination, amendment, or restructuring, are non-recurring. Accordingly, license revenue for the three months ended December 31, 1997 is not indicative of revenues to be recognized in future periods. Further, the Company's realization of anticipated license and royalty revenue from OEM customers is inherently uncertain due to potential delays and risks in the commercial release and acceptance of new products.

         Revenue related to research and development fees decreased $716,000, or 31%, during the three months ended December 31, 1998, in comparison with the corresponding quarter of the previous fiscal year. Research and development fees represent amounts received for consulting services, and amounts received pursuant to contracts with OEM customers under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM customer as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM customers, the relative level of development effort devoted towards projects on which research and development fees are charged, the relative level of utilization of the Company's development staff, and the fee rates negotiated with OEM customers. The substantial decrease in research and development fees during the three months ended December 31, 1998 over the corresponding period in the previous fiscal year occurred as the Company completed its development work on several major OEM projects. As work on these projects concluded, the Company assigned development staff onto projects with lower reimbursement rates and also reduced staffing levels through attrition. As of December 31, 1998, the Company had approximately $822,000 of potential additional revenue to earn in research and development fees under the terms of current consulting agreements and contracts with OEM customers.

         Service revenue of $109,000 for the three months ended December 31, 1998 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM customers. The increase of $33,000 in service revenue over the corresponding period of the previous fiscal year related to higher fees earned in connection with software workshops sponsored by the Company.


Operating Expenses

         Cost of License Revenue. The Company's gross margin percentage on license revenue was nearly 100% for the three months ended December 31, 1998, and 98% in the corresponding quarter of the previous fiscal year. Cost of license revenue for both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

          Sales and Marketing. Sales and marketing expense increased $42,000, or 3%, during the three months ended December 31, 1998 in comparison with the corresponding quarter of the previous fiscal year. The Company engaged outside firms to conduct certain market research and product marketing initiatives during the current quarter, and as a result increases in program spending outpaced reductions in staffing and related personnel costs.

         Research and Development. Research and development expense decreased $1,230,000, or 27%, during the three months ended December 31, 1998 in comparison with the corresponding quarter of the previous fiscal year. This decrease was attributable principally to reductions in staffing and related personnel costs as the Company has narrowed the scope of its research and development activities.

         General and Administrative. General and administrative expense decreased $105,000, or 11%, during the three months ended December 31, 1998 in comparison with the corresponding quarter of the previous fiscal year. A significant decrease in outside legal fees during the current quarter, together with other administrative cost-saving measures, accounted for this reduction.

         Other Income (Expense)

         Interest income declined $158,000, or 55%, during the three months ended December 31, 1998 in comparison with the corresponding quarter of the previous fiscal year. This decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the cash used to fund the Company's operations over the preceding 12 months. Interest expense decreased $20,000, or 80%, during the three months ended December 31, 1998 in comparison with the corresponding quarter of the previous fiscal year. Monthly payments by the Company of capital lease obligations amortized outstanding principal balances and accordingly reduced computed interest expense.

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


Nine Months Ended December 31, 1998 and December 31, 1997

Net Revenues

         Net revenues decreased $4,546,000, or 49%, during the nine months ended December 31, 1998, in comparison with the corresponding period of the previous fiscal year. All categories of revenue declined in the current fiscal year relative to the preceding fiscal year.

         During the nine months ended December 31, 1998, license revenue decreased $2,566,000, or 78%, in comparison with the corresponding period of the previous fiscal year. In December 1997, the Company recognized revenue of $1,340,000 in connection with license payments received from two different OEM customers. In June 1997, the Company recognized revenue of $650,000 in connection with a source code license. In September 1997, the Company recognized revenue of $532,000 upon the termination of a license agreement with an OEM customer. Pursuant to the original agreement, the customer had made non-refundable payments of advance royalties which at the time of the termination had yet to be earned as revenue. There has been no such revenue during the current fiscal year to compare with any of these one-time revenue events from the preceding fiscal year, and license revenue has declined as a result. For the nine months ended December 31, 1998, license revenue has consisted principally of royalties on units sold by OEM customers and, to a small extent, technology license fees. Revenues associated with licenses of source code, technology license fees, or any change to the terms of license agreements resulting from termination, amendment, or restructuring, are non-recurring. Accordingly, license revenue for the nine months ended December 31, 1997 is not indicative of revenues to be recognized in future periods. Further, the Company's realization of anticipated license and royalty revenue from OEM customers is inherently uncertain due to potential delays and risks in the commercial release and acceptance of new products.

         Revenue related to research and development fees decreased $1,897,000, or 34%, during the nine months ended December 31, 1998, in comparison with the corresponding period of the previous fiscal year. Research and development fees represent amounts received for consulting services, and amounts received pursuant to contracts with OEM customers under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM customer as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the

Company's contracts with OEM customers, the relative level of development effort devoted towards projects on which research and development fees are charged, the relative level of utilization of the Company's development staff, and the fee rates negotiated with OEM customers. The substantial decrease in research and development fees during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year occurred as the Company completed its development work on several major projects. As work on these projects concluded, the Company assigned development staff onto projects with lower reimbursement rates and also reduced staffing levels through attrition. Additionally, the Company settled a contract dispute with an OEM customer during the nine months ended December 31, 1998. Under the percentage-of-completion method, the effect of this settlement was to lower the Company's estimate of revenue and corresponding accounts receivable in the current fiscal year by $740,000. As of December 31, 1998, the Company had approximately $822,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM customers.

         Service revenue of $294,000 for the nine months ended December 31, 1998 represents amounts earned for the support and maintenance of software licensed by OEM customers, and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees. The decrease of $83,000 in service revenue in the current year related to higher fees earned in the previous fiscal year for software workshops sponsored by the Company.


Operating Expenses

         Cost of License Revenue. The Company's gross margin percentage on license revenue was 95% for the nine months ended December 31, 1998, and 96% in the corresponding period of the previous fiscal year. Cost of license revenue for both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

          Sales and Marketing. Sales and marketing expense decreased $1,092,000, or 22%, during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year. The Company has narrowed the scope of its product plans and marketing activities during the current fiscal year, and as a result has lowered its staffing and achieved certain other cost reductions in its sales and marketing programs. Additionally, there was a non-recurring charge of approximately $300,000 during the previous fiscal year for a reorganization of staff in certain sales and marketing functions.

         Research and Development. Research and development expense decreased $1,694,000, or 13%, during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable principally to reductions in staffing and related costs, as the Company has narrowed the scope of its research and development activities and reduced the amounts paid to outside developers for the license of software to be incorporated into future products.

         General and Administrative. General and administrative expense decreased $83,000, or 3%, during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year. Reductions in travel expense more than offset increases in fees paid for certain professional services during the current fiscal year.

         Other Income (Expense)

         Interest income declined $627,000, or 56%, during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year. This decrease was attributable to lower balances available to the Company for short-term investment in the current period as a direct result of the cash used to fund the Company's operations over the preceding 12 months. Interest expense decreased $76,000, or 75%, during the nine months ended December 31, 1998 in comparison with the corresponding period of the previous fiscal year, as monthly payments by the Company of capital lease obligations amortized outstanding principal balances and accordingly reduced computed interest expense.

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

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $8.5 million at December 31, 1998 from $20.0 million at March 31, 1998. This decrease of $11.5 million resulted principally from the use of cash during the period to fund the Company's operations. The Company expects to incur additional substantial operating losses for the remainder of its fiscal year ending March 31, 1999, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements throughout the current fiscal year. The Company is currently developing a plan to ensure that its capital requirements will be met for the forthcoming 12 months.

         At December 31, 1998, the Company had a balance in accounts receivable of $2,538,000, a decrease of $874,000 from the corresponding balance at March 31, 1998. The balance consisted primarily of amounts earned under consulting agreements and amounts recorded as revenue by the Company under the percentage-of-completion method. During the nine months ended December 31, 1998, the Company executed a settlement agreement to resolve a contract dispute with an OEM customer, and consistent with the settlement terms of the agreement, the Company lowered its estimate of accounts receivable by $740,000 during the present fiscal year. Additionally, payments received from OEM customers in connection with the achievement of engineering milestones exceeded the amount of revenue recorded under the percentage-of-completion method, causing the balance in accounts receivable to decline further. Approximately $1,785,000 of the balance in accounts receivable at December 31, 1998 was collected in a single payment from an OEM customer in early January 1999. Prepaid expenses and other current assets decreased $97,000 from March 31, 1998 to December 31, 1998, primarily because certain deposits the Company had paid in the previous fiscal year were refunded during the period. These deposits were made in connection with capital equipment leases and foreign incorporation requirements. Furniture and equipment, net of depreciation, decreased $952,000 from March 31, 1998 to December 31, 1998, as depreciation of existing furniture and equipment exceeded purchases of new furniture and equipment during the nine months ended December 31, 1998.

         Accounts payable and accrued liabilities decreased $646,000 at December 31, 1998 in comparison with March 31, 1998, due principally to lower balances in the current fiscal year for short-term equipment lease obligations and accrued office rent. In the current fiscal year, the Company made scheduled balloon payments to equipment lessors and significantly reduced the outstanding principal balance of its short-term debt obligations. Deferred revenue increased $809,000 from March 31, 1998 to December 31, 1998, as the Company received advance royalty payments from OEM customers which exceeded the amount of such payments earned and therefore recognized as revenue within the period. Other current liabilities decreased $490,000 from March 31, 1998 to December 31, 1998, attributable primarily to the amortization in the current fiscal year of severance obligations which had been accrued in previous periods. Also, balances for certain employee benefit and incentive compensation programs have declined during the current fiscal year as the Company's total number of employees has declined.


Factors Affecting Future Operating Results

    History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of December 31, 1998, the Company had an accumulated deficit of $86.5 million, and had incurred operating losses of approximately $16.0 million, $15.5 million, and $10.7 million in the fiscal years ended March 31, 1998, 1997, and 1996, respectively, and an operating loss of $13.6 million for the nine months ended December 31, 1998. The Company expects to continue to incur substantial annual operating losses for the remainder of its fiscal year ending March 31, 1999, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company is currently developing a plan to ensure that its capital requirements will be met for the forthcoming 12 months. The Company's strategic plan to achieve profitability includes reducing its operating expenses and maximizing its revenues in the near term by increasing consulting revenues and focusing on the smart and enhanced phone segments of the market for mobile communicating devices. The Company's objective is to leverage its position as a leading provider of operating system software for the smart phone market by developing and marketing other products and services to the installed base of devices and future wireless devices. Specifically, the Company is focusing on developing and marketing its Premion Interface+ microbrowser for enhanced phones, and its Premion Server +, a server product that delivers wireless information to digital wireless phones. The company's strategy includes extending the reach of data available on the World Wide Web to wireless devices through its technology. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, the Company's ability to establish licensing relationships with leading hardware manufacturers, the introduction by those manufacturers of successful products, the emergence of wireless content and services for smart phones to spur demand for the smart phone market and generate additional revenues, and the Company's ability to achieve and maintain a competitive advantage should such a market develop.

     Dependence On Emergence Of Smart Phone Market. The Company's efforts are currently concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success depends upon the emergence of a new market for these products. Although the market for wireless mobile telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. In August 1996, Nokia released a smart phone in selected geographic markets which incorporates the Company's GEOS(R) software. An upgraded version of this product began shipping in North America in December 1997. Nokia recently announced that the third generation of this smart phone product would begin shipping to worldwide markets. In July 1997, Toshiba released a smart phone for the Japanese market named the Genio that incorporates the Company's operating system software. Toshiba released a successor product named the Dialo for the Japanese market in October 1998. In November 1998, Mitsubishi introduced the Moem-D product, a communications device specifically for the Japanese market which incorporates the Company's GEOS(R)-SC(TM) operating system software. Although these devices have received positive reviews and several awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. More generally, the failure, delay in shipment, or cancellation of any product in this new category, or the discontinuation of any such product by its manufacturer, could significantly affect the marketability of other similar or related products and components and the development of the market. The Company has no control over the commercial release or pricing of devices incorporating the Company's operating system and, therefore, cannot guarantee that any devices will reach the desired price points to achieve mass market acceptance. Further, there can be no assurance that the market for smart phones will emerge. The Company believes that in any case such market will not emerge before the year 2000.

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

    Risks of Software Product Development and Risk of Delays. The Company's future success will depend upon its ability to develop and release, on a timely basis, new operating system and application software products and upgrades for smart communicators, new applications for enhanced phones, and new aftermarket products and services. Geoworks most recently introduced a new generation of its operating system software called GEOS(R)-SC(TM) that, unlike its predecessor GEOS technology, is processor-independent, i.e., not limited to processors based upon the Intel x86 architecture. Further, Geoworks is currently developing software technologies for enhanced phones. Broad acceptance of Geoworks' existing and yet to be released products in new markets, including markets that may be characterized by greater usage of non-Intel microprocessors, is critical to Geoworks' future success. Geoworks has made progress toward this development goal, but acceptance of its newly developed products in the market is uncertain and the adaptation and/or development of core technology for a different microprocessor architecture can be technically difficult, time-consuming and subject to delays. There can be no assurance that Geoworks will be successful in continuing to market and sell products developed for non-Intel microprocessors, or will be successful in future development efforts.

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

    Competition. The Company expects there will be intense competition among mobile communicating device operating systems, to the extent a market develops for such communicating devices. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than the Company, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems that may compete directly with the Company's current operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems that compete with the

Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently give the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company, or that achieve greater market acceptance than those of the Company.

    In June of 1998, Psion, Ericsson, Motorola, and Nokia announced a joint venture named Symbian that will license Psion's EPOC operating system to smart phone manufacturers. Through Symbian, the partners are seeking to introduce an operating system platform in the smart phone market which would directly compete with the Company's GEOS-SC system software, and together they have contributed approximately $150 million to capitalize the venture. Collectively, Ericsson, Motorola, and Nokia hold a dominant position as suppliers in the worldwide market for wireless mobile telephones, of which smart phones represent a market segment. While Symbian is in its early stages and its ultimate impact on the Company is difficult to assess, this joint venture could have a material adverse effect on the Company's business and results of operations.

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

    History of Disappointing Revenue from Previous Generation Products. Prior to its concentration on software for the emerging smart phone market, the Company licensed its operating system software to manufacturers of non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. These non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in these device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely as a result. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

    Adequacy of Capital Resources to Execute Business Plan. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 1999. The Company is currently developing a plan to ensure that its capital requirements will be met for the forthcoming 12 months. The Company expects to incur additional substantial losses for the remainder of its fiscal year ending March 31, 1999, and may require substantial additional capital beyond that time to successfully execute its business plan and achieve profitability. The Company's long-term capital requirements will depend upon many factors, including, but not limited to, revenue from operations, working capital requirements, investment in product development and sales and marketing activities, and capital expenditures. Historically, the Company has relied upon the sale of equity securities, advance payments of license revenue and engineering fees, and short-term loans as sources of funding. In the event the Company requires additional financing to execute its business plan, there can be no assurance that such additional financing will be available or that, if available at all, the terms of such financing would be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, the Company may be required to significantly curtail the scale of its operations, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

    Dependence On Limited Number Of Manufacturers. In the current fiscal year, one OEM customer alone has accounted for greater than half of the Company's total net revenues, and three OEM customers collectively have accounted for greater than 80% of the Company's total revenues (exclusive of the $740,000 reduction in estimated revenues resulting from the settlement of a contract dispute). During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers each accounted individually for greater than 10% of the Company's total net revenues. A termination or decline in the Company's business relationship with any one of these customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's business is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's software. The Company is dependent upon the actions of its customers concerning the development and release of their products, and there can be no assurance that the Company's licensees will commercialize such products or that the

Company will derive revenues therefrom. In August 1996, Nokia released in selected geographic markets a smart phone which incorporates the Company's GEOS software. An upgraded version of this product began shipping in North America in December 1997. Nokia recently announced that the third generation of this smart phone product would begin shipping to worldwide markets. In July 1997, Toshiba released a smart phone for the Japanese market named the Genio that incorporates the Company's operating system software. Toshiba released a successor product named the Dialo for the Japanese market in October 1998. In November 1998, Mitsubishi introduced the Moem-D product, a communications device specifically for the Japanese market which incorporates the Company's GEOS(R)-SC(TM) operating system software. These products have yet to generate significant royalty revenue or make material, favorable contributions to the Company's operating results. It is unclear whether these products will in the long term have a beneficial impact on the Company's reported royalties or the adoption rate of smart phones. The Company has no direct control over any particular smart phone's hardware design, product functionality, pricing strategy, release dates, market positioning, product promotion or distribution, all of which affect the product's success and, therefore, the Company's business results. In addition, foreign currency fluctuations may limit the ability of foreign consumer product companies to achieve production costs low enough to meet the pricing requirements of the smart phone market or otherwise affect the pricing of their products in foreign markets, to the extent that pricing is denominated in U.S. dollars. Even if currency translation between foreign markets and the U.S. market remain stable, there are risks that changes and difficulties in foreign local economies could adversely affect the Company's business results. In particular, the Company derives a substantial portion of its revenue from licensees in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian licensees and from licensees who market their products within Asia. If a particular smart phone does not achieve broad market acceptance and generate anticipated sales volume, the Company's operating system royalties from such product and the Company's opportunity for aftermarket sales of products and services to users of such product will be materially adversely affected. Furthermore, under the terms of the Company's agreements with hardware manufacturers, the manufacturer is generally permitted to add product enhancements or new products to the agreement. In such event, the Company may be obligated to apply unamortized advance payments under the agreement against license revenue to be earned by the Company on per unit sales of such additional products. The Company may incur additional research and development expenses to provide software for such products. Any such activities are generally subject to reaching agreement on specifications, delivery, pricing and additional payments.

    Dependence On Development Of Wireless Content And Services. Even if the general smart phone market develops as anticipated by the Company and the Company's software becomes a leading software solution for hardware devices, the Company believes its long-term financial success is also dependent on its ability to derive revenue from the delivery of wireless content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software and services for, as well as upgrades to and associated products for, smart phones based upon the Company's operating system and upon other operating systems; recurring license revenue from communication services providers; and integration by the Company of third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products, content or services will achieve acceptance in the market. Further, the Company has historically marketed operating system and applications, and has only limited experience marketing server and client applications to communication service providers. There can be no assurance that the Company will be able to offer sufficiently attractive products to generate significant revenue. Moreover, the Company may be required to respond to competitive products and to customer demands by including features of its aftermarket products or services in updated versions of the Company's software. To the extent that the Company is required to so include such products and services, the Company may be unable to derive the level of revenue from such products and services that the Company would derive if such products or services were sold separately. While, in the past, the Company has been able to obtain recurring license revenue from certain communication services providers, there can be no assurance that the Company will be able to obtain similar arrangements with other providers. Finally, practicable and effective wireless distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that wireless distribution will prove to be feasible or that the Company's technology will be suitable for the distribution infrastructure as it develops. Regardless of the success of the Company's operating system software, if the Company is unable to derive significant revenue from one or more of the foregoing aftermarket sources, the Company's long-term business, results of operations and financial condition will be materially adversely affected.

    Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon or using the Company's software; the introduction and distribution of new system and application software by the Company; the extent to which the Company can negotiate and subsequently earn research and development fees from customers; the ability of the Company to effectively manage its costs; actions by competitors of the Company; and actions by its partners. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with customers and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of research and development and sales and marketing expenses. The Company has traditionally devoted substantial resources toward research and development, which has affected its investment and performance in other activities and in turn affected reported operating results. While the Company has taken recent measures to reduce its research and development expenditures, its investment in research and development remains significant relative to its investment in other aspects of the Company's operations. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

    International Operations. International revenue has accounted for the majority of the Company's revenue in each of the last three fiscal years, and for the first nine months of the current fiscal year. The Company anticipates that international revenue will continue to represent a significant portion of the Company's future revenue. Revenue from international sources is subject to certain inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. In particular, the Company derives a substantial portion of its revenue from licensees in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian licensees and from licensees who market their products within Asia. Although the Company's revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on the Company's ability to execute agreements with international customers, and as a result could adversely affect the Company's ability to generate revenue from technology licensing and from research and development fees. Additionally, royalty income from licensees in certain countries, such as Japan and Finland, is subject to the withholding of income taxes. The amount and mix of the Company's revenue derived from such licensees will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by the Company may adversely impact the Company's income tax rate.

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

    Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, sales, and management personnel, and on its ability to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products. The competition in the high technology industry for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. With the exception of certain executive positions, the Company does not have any employment contracts in place for key employees. In October 1998, the Company appointed Stephen T. Baker as Chief Financial Officer. In January 1999, David A. Thatcher resigned his position as the Company's President and Chief Executive Officer and was replaced by David L. Grannan. The loss of key employees, as well as changes in the Company's executive management, could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Based on its assessment to date, the Company believes that the current versions of its products, as well as its internal management information and other systems, are either Year 2000 compliant or will not require substantial effort or cost to become Year 2000 compliant. The Company's review of its Year 2000 issues has been conducted internally by company management and personnel. No outside services or consultants have been retained in the review process. To date, the Company has expended approximately $35,000 on costs associated with Year 2000 compliance, as most of the necessary software upgrades and other remediation efforts to date have been covered under existing maintenance and warranty agreements with vendors. The Company does not believe that any such additional costs will become material in the future. Should Year 2000 problems arise in their most severe form, the Company believes that royalty revenues associated with OEM products could be adversely affected due to the recall or delay in commercial release of such products, and further believes that in the worst case scenario certain internal functions, in particular telecommunication features such as voicemail, could be disrupted. Additionally, the Company may be obligated to certain of its OEM customers for legal damages or additional development work should it be determined that the Company's software products failed to perform as warranted. However, the Company believes there is only a remote chance that such severe outcomes could occur, and believes that it cannot reasonably estimate the range of lost revenues or additional costs, if any, that would result should such outcomes occur. The Company has yet to adopt a contingency plan to address the most severe effects of the Year 2000 problem, but intends to develop and adopt such a plan within the next nine months.

With respect to the Company's software products and remediation efforts, the Company and its OEM hardware partners have imposed systematic testing procedures in the product development process to ensure that the software and the products into which it is incorporated are Year 2000 compliant. To date, there have been no performance problems detected related to Year 2000 issues which have significantly affected or delayed product development schedules or the commercial release dates of the products under development. Testing routines will be continuously applied to products as they are developed, and the Company will continue to undertake reasonable and diligent efforts in future development activities to detect and correct any Year 2000 issues.

For the Company's internal management information and communication systems, a preliminary review of each system has occurred, and a remediation program appropriate to any detected exposure has been adopted. The Company estimates that the aggregate cost of these remediation programs will not exceed $100,000, and expects that the majority of any costs incurred will relate to the upgrade of certain telecommunication systems such as voicemail. The Company purchased an upgrade to its voicemail system at a cost of approximately $31,000 to ensure its Year 2000 compliance. The Company's preliminary review has also addressed certain aspects of the Company's operations which are traditionally considered to be outside the scope of standard information and communication systems. The most significant remediation program identified in this part of the Company's preliminary review involves upgrades to the Company's building security systems. The Company estimates that the cost of such upgrades will not exceed $10,000. To date, the Company has purchased a security system upgrade at one of its office facilities at a cost of approximately $4,000. The Company intends to continue its review of its internal systems and operations for Year 2000 compliance over the next nine months, but does not anticipate that such additional reviews will uncover exposures of a material nature which have not been previously identified.

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

         a)   Exhibits


         10.25 Executive Employment Agreement between Geoworks and David L. Grannan dated January 10, 1999

         27.1     Financial Data Schedule



         b)   Reports on Form 8-K

              No reports on Form 8-K were filed in this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.













Date: February  11, 1999

                                      GEOWORKS CORPORATION

                                      by:  /s/  Stephen T. Baker
                                      ----------------------------------------
                                      Stephen T. Baker
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS


Exhibit No.   Description
-----------   -----------

10.25         Executive Employment Agreement between Geoworks and
              David L. Grannan dated January 10, 1999

27.1          Financial Data Schedule
