Form 10-K
period 1999-03-31
GEOWORKS /CA/
filed 1999-06-29
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 1999.
                                           ---------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 18, 1999 as reported on the Nasdaq National Market, was approximately $40,018,047. Shares of Common Stock held by each executive officer and director and by certain persons who own five percent (5%) or more of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 18, 1999, there were 17,659,371 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 1999 Annual Meeting of Stockholders to be held on September 14, 1999 are incorporated by reference into Items 10, 11, 12 and 13 of Part III hereof.

                                    GEOWORKS

                                TABLE OF CONTENTS

                                                                                          Page
                                                                                          ----

                                     PART 1

Item 1.   Business                                                                          5
Item 2.   Properties                                                                       19
Item 3.   Legal Proceedings                                                                19
Item 4.   Submission of Matters to a Vote of Security Holders                              19
Item 4A.  Executive Officers of the Registrant                                             20

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder Matters        23
Item 6.   Selected Financial Data                                                          24
Item 7.   Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                                  28
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                       33
Item 8.   Financial Statements and Supplementary Data                                      34
Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure                                                           54

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                               54
Item 11.  Executive Compensation                                                           54
Item 12.  Security Ownership of Certain Beneficial Owners and Management                   54
Item 13.  Certain Relationships and Related Transactions                                   54


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
            Signatures                                                                     54

PART I

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Many of the discussions in this Form 10-K for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile e-commerce and information services; the anticipated development of markets for wireless content, mobile device commerce and services, advertising-sponsored content services, Internet-to-wireless device information services, and the Company's intention to integrate and market such wireless content and service technologies for use by wireless device operators and consumers; the status, timing and size of the market for mobile communication devices; the Company's strategy for establishing its software and server technology as a solution for the mobile device commerce market; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of its proprietary software and services; the Company's intention to attract new OEM licensees and to develop additional devices with existing licensees; the Company's intention to expand the market for its software by leveraging its existing licensees; and the Company's assessment of its exposures and continuing remedial efforts in connection with "Year 2000" issues.

Actual results may vary materially from such forward-looking statements due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence and exploitation of the wireless device and wireless content services markets, the activities of a limited number of device manufacturers, and the fact that Company participates in but has no direct control over those markets and activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants;
(iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products and services on a timely basis; (iv) widespread adoption of mobile communication devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure, encryption, and security technologies; (v) the Company anticipates the emergence and potential impact of competitive products and services; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 10.

Readers should not rely on forward-looking statements contained herein, which reflect the analysis of the management of Geoworks based on information known as of the date of this report. Geoworks does not undertake any obligation to release publicly the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

Geoworks was incorporated in the state of California on September 27, 1983 and was reincorporated in the state of Delaware on October 7, 1997. Geoworks is a provider of mobile e-commerce and information services, software, and professional technical services. The company offers information services, including advertising-sponsored content, to the growing universe of mobile devices. Based in Alameda, California, the Company has international offices in Japan and the United Kingdom, and can be found on the World Wide Web at http://www.geoworks.com.

The Company is transitioning from being a developer of operating system software for the emerging market of smart phones to being a supplier of mobile e-commerce and information services, software, and professional technical services. The smart phone market emerged slower than all parties anticipated and there is increasing competition for the operating systems used in smart phones. Geoworks is leveraging its people, technology and experience to serve the device and handset manufacturers with professional engineering services for planning, specification, development and quality assurance of operating systems and applications in multiple smart device markets. The software used for many of these smart device projects is Geoworks proprietary software. In the future, the Company expects to develop on platforms other than its own, using its significant experience in wireless, small platforms and smart phones.

INDUSTRY BACKGROUND

The market for information services, or value-added services, is growing rapidly. Geoworks plans to introduce products and services that are designed for existing digital phones and pagers. The Company is focused on consumer-oriented wireless services that bring Internet content to mobile devices, including existing digital mobile handsets and alpha-numeric pagers. Out of the approximately 70 million mobile customers in the United States today, more than 28 million Americans already have information services-capable devices. Growing in popularity, mobile information services provide a new way to communicate anytime and anywhere with a mobile device.

The Company believes that Internet-to-wireless information services is a market on the verge of explosive growth. The consumer penetration of mobile devices and Internet users continues to grow worldwide and represents a substantial market opportunity for Geoworks. As such, Geoworks is not alone in entering, and subsequently trying to carve out a leadership position, in this market. Companies in telecom, software, Internet, and messaging-based services, as well as device manufacturing, are all preparing to stake a claim. The Yankee Group estimates that by the year 2001, mobile data service revenues will exceed $9 billion. Paul Kagan & Associates estimates the number at $6 billion. Europe has a large penetration rate of digital mobile users who also use information services. For example, in France industry sources report that an estimated 80% of the digital mobile phone users also send and receive text messages on their phones. In the United Kingdom the growth rate of mobile information services is also expanding, with over 20% of current digital mobile phone customers also sending and receiving text messages and signing up for additional mobile information services. Geoworks believes near term growth in the domestic and international mobile information services markets will be substantial.

THE GEOWORKS STRATEGY

Management believes that Geoworks is in a position to enter and lead the Internet-to-wireless information services marketplace. Geoworks has deep roots in the wireless industry and a proven track record for technical innovation. Geoworks plans to use its technical expertise to be one of the first companies to offer free, advertising-sponsored services delivered to many types of mobile devices.

Geoworks is developing a transaction and advertising sponsorship business model and intends to offer the services free to the consumer. The Company's information services will be based on its proprietary technologies, including the Premion Server+ technology. Geoworks plans to offer a range of advertising-sponsored information services that relay Internet content to a variety of mobile devices; including:

> CONSUMER INFORMATION SERVICES -- Geoworks intends to offer a variety of services that turn generic mobile handsets into interactive information sources. Geoworks' Premion(TM) Information Services provide tailored information, such as news headlines, anniversary reminders and stock quotes, or services that help customers accomplish tasks, such as ordering theater tickets or receiving driving directions or restaurant reviews.

> e-COMMERCE SERVICES -- Geoworks intends to deliver mobile e-commerce services to mobile customers through innovative technologies that offer new ways to use the power of the Internet to facilitate consumer purchasing. Geoworks' first commercial service, Discopro.com, is an advertising-supported free service that allows consumers to receive discounts and promotions from their preferred retailers directly to their mobile devices anytime, anywhere.

Geoworks makes the delivery of information and mobile commerce services easy through its innovative server-based technology, Premion(TM) Server+. Premion(TM) Server+ is a client/server application for the delivery of content to mobile devices, such as digital mobile telephones or alphanumeric pagers. Premion(TM) Server+ delivers a variety of data to a multitude of devices, and formats the data clearly. The delivery is network, protocol and operating system neutral. Premion(TM) Server+ supports a variety of protocols and is poised to support future protocols such as the Wireless Access Protocol (WAP) now in development and soon to be deployed worldwide.

Geoworks initially plans to offer Internet-to-wireless information services in the United States and in the United Kingdom. The Company has also entered into an evaluation license agreement with Toshiba to assist them in providing Premion Server+ to a wide variety of mobile information services in the Japanese market. Management expects this licensing model will extend the reach of mobile services to more consumers using the Company's technology.

Geoworks also provides consumer electronics manufacturers with comprehensive software development and technical services in support of the wireless market. The Company's professional services are targeted at industry participants which manufacture mobile applications, handsets and equipment. This includes, but is not limited to, data peripherals, data terminals, data transmission equipment, and mobile phones.

Geoworks also offers complete project management and software engineering for complex projects requiring experienced development teams who can ensure completion in a timely and efficient manner. Geoworks has more than a decade of experience developing operating systems and related applications for small, battery-powered mobile devices. Presently, six different models of Geoworks-enabled handsets are available in more than 30 countries. Geoworks provides professional services in support of its proprietary GEOS(R) operating system technology and is proficient with other operating systems as well.

SALES AND MARKETING

The sale and marketing of engineering professional services contracted to large, established companies is provided by the Company's in house direct sales staff and senior management. The sale and marketing of Internet-to-wireless information services is a cooperative process involving sponsorship, promotion, and advertising arrangements with major on-line and brick-and-mortar retailers which is handled by the Company's in-house sales staff.

The Company's marketing activities include formal and informal alliance and affiliate relationships with major Internet companies, active public relations, and Internet advertising. The Company attempts to leverage the greater resources, experience and market presence of its business contacts to establish the Company's Internet-to-wireless solutions for today's consumers, in the United States, the United Kingdom, and Japan.

PRODUCT DEVELOPMENT

The Company expects to continue its research and development efforts in order to increase product efficiency and reliability, and in order to support new wireless functionality, such as the Wireless Application Protocol, as such functionality becomes available for widespread deployment.

Historically, Geoworks developed wireless operating systems as well as wireless server technology. Geoworks intends to continue investing in proprietary server technology to support its wireless information services offerings. Geoworks does not currently plan to make further investments in its legacy operating systems except under professional services consulting contracts for use in specific devices in conjunction with major customers.

COMPETITION

Industry analysts are predicting that the demand for mobile e-mail, Web browsing and content services will grow substantially in the next five years. While such data transmission has not been fully realized in the wireless industry yet, Geoworks believes it is in a good position to exploit this growing market. Geoworks possesses the experience and technological expertise needed to accomplish this mission, but there is no assurance that it will maintain such expertise or accomplish that goal.

Competition in the mobile information services arena is forming along two distinct market segments: The first is the server providers who sell servers, and sometimes content, to wireless carriers and, more recently, to Internet portal companies. This group includes iKno from Motorola, phone.com, Saraide, and Intelligent Information, Inc. Geoworks' Premion Server+ technology is similar to these offerings in that a carrier could potentially use Premion Server+ instead of various servers from these companies. The Company believes that Premion Server+ contains more features and serves a wider variety of subscriber devices and more types of content feeds than alternatives from present competitors, but there is no assurance that Premion Server+ will be the technology chosen.

The second distinct competitive segment involves providers of content and transaction services. Geoworks views its competition within the field of information services as the Internet content and transaction providers, as opposed to traditional wireless carriers. Companies such as coolsavings.com, netcentives.com, Yahoo, with its acquisition of Online Anywhere, and Microsoft, with its acquisition of OmniBrowse represent the current competition in mobile information services. Many of the Internet portals are also beginning to provide their content and services to mobile device customers.

Geoworks believes it will be one of the first companies to offer free, advertising-sponsored services delivered to mobile devices; however, competition in both market segments is intense and is expected to increase over the next 12 to 24 months as more and more alliances are formed. Many of Geoworks' competitors have greater financial, technical and marketing resources than the Company.

The Company competes primarily on the basis of the features, performance, reliability and ability to provide a unique, advertising-sponsored free service to consumers. This appeals to the need for perishable information on the go and provides added value to the advertiser.

Geoworks offers the advertiser an excellent and cost-effective distribution channel to relay promotional offers to consumers, thereby extending advertisers' reach to mobile device users. This medium reaches a highly desirable and specific demographic. Geoworks' services will allow the advertiser to target a specific demographic that gives the advertiser the ability to communicate on a one-to-one basis with their new potential customers. Customization and control features will allow messages to be delivered in very personal, targeted formats. Mobile devices are personal devices, not shared devices like wireline phones or computers. Because of this, management believes that information and services delivery to mobile devices could represent an even more compelling platform than the desktop computer. The phone always travels with the customer, doubles as a pager, and tends over time to become the main contact number.

INTELLECTUAL PROPERTY

The Company regards its software and development methods as proprietary and relies upon a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements to establish and protect proprietary rights in its products and methods. The Company has patents in the United States, the United Kingdom, Germany and France, and pending applications in the United States and Europe.

There can be no assurance that any of the Company's intellectual property rights can be successfully asserted in the future or that they will not be invalidated, circumvented or challenged. In addition, certain foreign countries may not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, operating results and financial condition.

From time to time, third parties, including competitors of the Company, may assert exclusive patent, trademark, copyright and other intellectual property rights over technologies or products that are important to the Company's business. Further, from time to time, the Company may receive communications from third parties asserting that features or content of certain of the Company's products infringe upon intellectual property rights held by such third parties. In addition, the Company may find cause to assert its own intellectual property rights in its products and technologies against third parties whom the Company believes are infringing such rights. The marked increase in the number of software and business method patents being issued by the United States Patent and Trademark Office can increase the risk of infringement claims. Patents have been granted in recent years on fundamental technologies in software and software-based business methods, and future patents may issue which relate to fundamental technologies incorporated into the Company's products. As the number of patents, copyrights and other intellectual property rights in the Company's market increases, products based on the Company's technology may increasingly become the subject of infringement claims both by and against the Company. There are no pending or threatened infringement claims against the Company, but there can be no assurance that third parties will not assert infringement claims against the Company or that the Company will not assert infringement claims against others. Litigation, in and of itself and regardless of its outcome, could result in substantial cost and diversion of resources of the Company and could otherwise have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES

As of March 31, 1999, Geoworks employed 86 full-time employees, of whom 55 were employed in research and development, 12 in sales and marketing, and 19 in finance and administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement, and Geoworks has never experienced a work stoppage related to a labor grievance or strike.

The Company endeavors to maintain competitive compensation, benefits, equity participation and work condition policies to assist in attracting and retaining qualified personnel.

The Company's future success depends in large part on the continued service of its key technical, marketing and management personnel and on its ability to continue to attract and retain qualified employees, particularly highly skilled engineers. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. The Company does not have employment contracts with most of its key personnel. The loss of key employees could have a material adverse effect on the Company's business, operating results and financial condition.

FACTORS AFFECTING FUTURE OPERATING RESULTS

History Of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of March 31, 1999, the Company had an accumulated deficit of $89.1 million, and had incurred operating losses of approximately $16.3 million, $16.0 million, and $15.5 million in the fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company expects to continue to incur substantial annual operating losses in the fiscal year ending March 31, 2000, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes reducing its operating expenses and maximizing its revenues in the near term by increasing consulting revenues and focusing on mobile e-commerce and information services, but there can be no assurance that such a plan will be successfully implemented. The Company's objective is to leverage its position as a leading provider of operating system software for the smart phone market by developing and marketing other products and services to the installed base of devices and future mobile devices. Specifically, the Company is focusing on its Professional Services consulting business, as well as introducing the Premion Server+, a server product that delivers mobile information services to digital mobile phones and pagers. The Company's strategy includes extending the reach of data available on the World Wide Web to wireless devices through its technology. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, and the Company's ability to establish business relationships with leading industry partners, to introduce successful products and services, to generate additional revenues through mobile e-commerce and information services, and to achieve and maintain a competitive advantage should such a market develop.

Adequacy of Capital Resources to Execute Business Plan. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 2000. The Company expects to incur additional substantial losses for the fiscal year ending March 31, 2000, and may require substantial additional capital beyond that time to successfully execute its business plan and achieve profitability. The Company's long-term capital requirements will depend upon many factors, including, but not limited to, revenue from operations, working capital requirements, investment in product development and sales and marketing activities, and capital expenditures. Historically, the Company has relied upon the sale of equity securities, advance payments of license revenue and engineering fees, and short-term loans as sources of funding. In the event the Company requires additional financing to execute its business plan, there can be no assurance that such additional financing will be available or that, if available at all, the terms of such financing would be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, the Company may be required to significantly curtail the scale of its operations, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

Competition in Mobile E-Commerce and Information Services. Significant competition will exist in the mobile e-commerce and information services arena. Competition will come from service providers and Internet content and transaction providers. Companies with significantly greater financial, technical and marketing resources and greater name recognition are currently offering or are reported to be developing mobile e-commerce and information services that may compete directly with the Company's information services. These companies include Motorola, Phone.com, Saraide, Intelligent Information, Inc., coolsavings.com, netcentives.com, Microsoft, Yahoo and other Internet portals.

The mobile e-commerce and information services marketplace is expected to evolve very rapidly. There can be no assurance that the Company's competitors will not develop or market mobile e-commerce and information services that are superior to those of the Company or achieve greater market acceptance than those of the Company.

Competition in Mobile Communication Device Operating Systems. The Company expects intense competition among mobile communicating device operating systems to the extent a market develops for such mobile devices. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more segments of the market. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than the Company, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems that may compete directly with the Company's current operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems that compete with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently give the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company, or that achieve greater market acceptance than those of the Company.

In June 1998, Psion, Ericsson, Motorola, and Nokia announced a joint venture named Symbian that will license Psion's EPOC operating system to smart phone manufacturers. In May of 1999, Matsushita also joined the joint venture. Through Symbian, these companies are seeking to introduce an operating system platform in the smart phone market which would directly compete with the Company's GEOS-SC system software, and together they have contributed over $150 million to capitalize the venture. Collectively, Ericsson, Motorola, and Nokia hold a dominant position as suppliers in the worldwide market for wireless mobile telephones, of which smart phones represent a market segment. While Symbian is in its early stages and its ultimate impact on the Company is difficult to assess, this joint venture could have a material adverse effect on the Company's business and results of operations.

Dependence On Development Of Mobile Device Content And Services. The Company believes its long-term financial success is dependent on its ability to derive revenue from the delivery of content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software, advertising revenue associated with mobile information services, transaction revenue from mobile information services and integration by the Company of third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products, content or services will achieve acceptance in the market. Further, the Company has historically marketed operating systems and applications, and has only limited experience marketing server and client applications and mobile e-commerce and information services. There can be no assurance that the Company will be able to offer sufficiently attractive products and services to generate significant revenue. Moreover, the Company may be required to respond to competitive products and services. Finally, practical and effective mobile distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that mobile distribution will prove to be feasible or that the Company's technology will be suitable for the distribution infrastructure as it develops. If the Company is unable to derive significant revenue from one or more of the foregoing sources, there will be material adverse impact to its long-term business, results of operations and financial condition.

Risks of Software Product Development and Risk of Delays. The Company's future success will depend upon its ability to develop and release, on a timely basis, new application software products and new mobile e-commerce and information services. Broad acceptance of Geoworks' existing and yet to be released products and services in new markets is critical to Geoworks' future success. Geoworks has made progress toward this development goal, but acceptance of its newly developed products and services in the market is uncertain.

Because of the short product life cycles and intense competition expected in the mobile communicating device market and mobile e-commerce and information services markets, the timeliness of new product and service introductions and shipments can be critical to whether a particular product or service will ever achieve market acceptance. There can be no assurance that the Company will be able to develop, introduce and ship new products or services on a timely basis. Furthermore, from time to time, the Company and others may announce new products, features, technologies or services that have the potential to replace or shorten the life cycle of the Company's existing product and service offerings. There can be no assurance that announcements by the Company or by its competitors will not cause customers to defer purchasing existing products or use the services of the Company. Delays or difficulties associated with developing or introducing new products or services could have a material adverse effect on the Company's business and results of operations.

Dependence On Limited Number Of Revenue Generating Customers. In fiscal year 1999, one OEM customer accounted for greater than half of the Company's total net revenues, and three OEM customers collectively accounted for 90%. During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers collectively accounted for 74% of the Company's total net revenues. Therefore, a termination or decline in the Company's business relationship with any of its existing customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart phones based upon the Company's software. The Company's research and development revenue is dependent on a limited number of contracts with customers. This revenue is constrained by the available research and development employees currently on staff and the rate at which new highly skilled technical resources could be hired. The Company derives a substantial portion of its revenue from customers in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian customers and from customers who market their products within Asia.

History of Disappointing Revenue from Previous Generation Products. Historically, the Company emphasized the licensing of its operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. The Nokia 9000, Toshiba Dialo, Toshiba Genio and Mitsubishi Moem-D have had only modest unit sales. The non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in the non-communicating device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely as a result. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

Royalty Revenues from the Smart Phone Market. The Company's historical efforts have been concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success has in the past depended upon the emergence of a new market for these products. The Company derives royalty revenue on a per unit basis and total royalty revenue depends on the volume of smart phone devices shipped. Although the market for wireless mobile telephones is well-established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date, no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. The Company has developed the operating system software for six smart phone products which are currently shipping. Although these devices have received positive reviews and several industry awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. Further, there can be no assurance that royalty revenues will ever provide a meaningful contribution to the Company's overall financial results.

Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. Specifically, the Company expects that its operating results will fluctuate as a result of the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon or using the Company's software; the introduction and distribution of new system and application software by the Company; the introduction and acceptance of the Company's mobile e-commerce and information services; the extent to which the Company can negotiate and subsequently earn research and development fees from customers; the ability of the Company to effectively manage its costs; and actions by competitors of the Company. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from mobile e-commerce and information services will vary based on the market success of the advertising sponsored services model and the ability of the Company to derive a transaction fee from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with customers and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of research and development and sales and marketing expenses. The Company has traditionally devoted substantial resources toward research and development, which has affected its investment and performance in other activities and in turn affected reported operating results. While the Company has taken recent measures to reduce its research and development expenditures, its investment in research and development remains significant relative to its investment in other aspects of the Company's operations. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

International Operations. Revenue from international operations has accounted for the majority of the Company's revenue in each of the last three fiscal years. The Company anticipates that such international revenue will continue to represent a significant portion of the Company's future revenue. Revenue from international sources is subject to certain inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. In particular, the Company derives a substantial portion of its revenue from licensees in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian licensees and from licensees who market their products within Asia. Although the Company's revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on the Company's ability to execute agreements with international customers, and as a result could adversely affect the Company's ability to generate revenue from technology licensing and from research and development fees. Additionally, royalty income from licensees in certain countries, such as Japan and Finland, is subject to the withholding of income taxes. The amount and mix of the Company's revenue derived from such licensees will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by the Company may adversely impact the Company's income tax rate.

Non-Recurring Revenues. The Company's operating results may also vary as a result of the receipt of one-time technology license or engineering fees or the recognition as revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) upon the termination, amendment, or restructuring of such agreements or upon product discontinuation. Amounts recognized upon such termination, amendment, or restructuring have accounted in the past, and could account in the future, for a material portion of the Company's revenue, with no corresponding cash flow benefit in the period in which the revenue is recognized.

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, sales, administrative and management personnel, and on its ability to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products and services. The competition in the high technology industry for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. With the exception of certain executive positions, the Company does not have employment contracts with its key employees. In October 1998, the Company appointed Stephen
T. Baker as Vice President and Chief Financial Officer. In January 1999, David
A. Thatcher resigned his position as the Company's President and Chief Executive Officer and was replaced by David L. Grannan, former Vice President, Marketing. In January 1999, Lars Stenstedt was promoted to Vice President, Sales and Business Development; Rhonda Jobe was promoted to Vice President, Marketing; and Adam de Boor was appointed Vice President and Chief Technical Officer. In May 1999, Wendy Nemeroff, Vice President and General Counsel resigned. The loss of key employees, as well as changes in the Company's executive management, could have a material adverse effect on the Company's business, operating results, and financial condition.

Year 2000 Compliance. Without modifications, many currently installed computer systems and applications are not capable of adequately responding to the change from the 20th century to the 21st century, potentially resulting in operating difficulties ("Year 2000"). Like many organizations, the Company faces risk to the extent such Year 2000 issues cause significant delay in, or cancellation of, decisions to purchase the Company's products or product support, or to the extent internal management and communication systems are disrupted, the Company's business, results of operations and financial condition could be materially adversely affected.

The Company's software products operate as a conduit for data from smart phones and other mobile communicating devices to application software developed by third parties. The Company has no control as to whether such hardware devices and third party software will accurately process Year 2000 data. The Company faces additional risk to the extent that suppliers of products, services and systems purchased by the Company and others with whom the Company transacts business are not Year 2000 compliant. The Company's ongoing efforts address these potential problems, but there can be no assurance that the Company will identify and remedy all significant Year 2000 problems in a timely fashion, that remedial efforts in this regard will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

Based on its assessment to date, the Company believes that the current versions of its products, as well as its internal management information and other systems, are either Year 2000 compliant or will not require substantial effort or cost to become Year 2000 compliant. The Company's review of its Year 2000 issues has been conducted internally by company management and personnel and has been reviewed with the Board of Directors. No outside services or consultants have been retained in the review process. To date, the Company has spent less than $100,000 on costs associated with Year 2000 compliance, as most of the necessary software upgrades and other remediation efforts to date have been covered under existing maintenance and warranty agreements with vendors. The Company does not believe that any such additional costs will become material in the future. Should Year 2000 problems arise in their most severe form, the Company believes that royalty revenues associated with OEM products could be adversely affected due to the recall or delay in commercial release of such products, and further believes that in the worst case scenario certain internal functions, in particular telecommunication features such as voicemail, could be disrupted. Additionally, the Company may be obligated to certain of its OEM customers for legal damages or additional development work should it be determined that the Company's software products failed to perform as warranted. However, the Company believes there is only a remote chance that such severe outcomes could occur, and believes that it cannot reasonably estimate the range of lost revenues or additional costs, if any, that would result should such outcomes occur.

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

For the Company's internal management information and communication systems, a review of each system has occurred and a remediation program appropriate to any detected exposure has been adopted. The Company estimates that the aggregate cost of these remediation programs will not exceed $100,000, and expects that the majority of any costs incurred will relate to the upgrade of certain telecommunication systems such as voicemail. The Company purchased an upgrade to its PBX system to ensure its Year 2000 compliance, and will purchase a new voicemail system this year. The Company's review has also addressed certain aspects of the Company's operations which are traditionally considered to be outside the scope of standard information and communication systems. The most significant remediation program identified in this part of the Company's review involved upgrading the Company's building security systems. The Company intends to continue its review of its internal systems and operations for

Year 2000 compliance, but does not anticipate that such additional reviews will uncover exposures of a material nature which have not been previously identified.

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

ITEM 2.  PROPERTIES

Geoworks' corporate headquarters are located in Alameda, California, in a facility consisting of approximately 40,000 square feet of office space under a lease giving the Company renewal rights through 2005. The Company leases an additional 9,640 square feet of office space in Berkeley, California. The Company operates a subsidiary, Geoworks Kabushiki Kaisha, in Tokyo, Japan, which leases office facilities from the Company's independent agent, Aisys Corporation. The Company operates a second subsidiary in Macclesfield, England, which leases office facilities consisting of approximately 7,000 square feet, under a lease which expires in 2006. The Company believes that its existing facilities will be adequate to meet its needs in fiscal year 2000 and that additional space will be available if needed. At the present time the Company has excess capacity at its Alameda and Berkeley facilities which may be sub-leased.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings whose resolution would have a material adverse effect on its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The members of the Board of Directors and executive officers of the Company are as follows:

         Name             Age                 Position
         ----             ---                 --------
Gordon E. Mayer           41    Chairman of the Board of Directors
John B. Balousek          54    Director
Bernard A. Bianchino      50    Director
Brian Dougherty           42    Director
Eric E. Schmidt           44    Director
David L. Grannan          35    President and Chief Executive Officer, Director
Stephen T. Baker          41    Vice President, Chief Financial Officer
                                and Secretary
Adam de Boor              35    Vice President and Chief Technology Officer
Rhonda Jobe               52    Vice President, Marketing
Lars Stenstedt            38    Vice President, Sales and Business Development

Mr. Mayer became Chairman of the Board of Directors of the Company in May 1997. Mr. Mayer served as President from July 1993 to January 1998, and as Chief Executive Officer from March 1994 to June 1998. Prior to joining Geoworks, Mr. Mayer was an "Entrepreneur in Residence" with Merrill, Pickard, Anderson, and Eyre, a venture capital and investment management firm that manages private investment funds. From July 1991 to June 1992, Mr. Mayer was President and Chief Executive Officer of InfoChip Inc., a developer of data compression hardware and software. From February 1988 to July 1991, Mr. Mayer was Vice President, Sales and Marketing for Proxim, Inc., a supplier of OEM wireless data communications products. Mr. Mayer attended Purdue University, where he earned a B.S. and M.S. in Electrical Engineering.

Mr. Bianchino joined the Company's Board of Directors in July 1998. Since September 1995, Mr. Bianchino has been Chief Business Development Officer of Sprint Spectrum L.P., a wireless PCS company. Prior to that, Mr. Bianchino was Executive Vice President, General Counsel and External Affairs, of Qwest Corporation from August 1994 to September 1995. Prior to that, Mr. Bianchino was Vice President, Law - General Business for Sprint Corporation from October 1991 to August 1994, and Associate General Counsel of US Sprint from May 1987 to October 1991. Mr. Bianchino holds a B.A. degree in American citizenship and a J.D. degree from Washburn University.

Mr. Dougherty founded Geoworks in 1983 and served as Chairman of the Board of the Company from its inception to May 1997. Mr. Dougherty also served as Chief Executive Officer of the Company from its inception to March 1994. Mr. Dougherty served as a member of the Board of Directors from the Company's inception through May 1997. Mr. Dougherty re-joined the Company's Board of Directors again in July 1998. Mr. Dougherty is currently the Chairman of the Board of Wink Communications, Inc., a provider of interactive television software, which he founded in October 1994. Mr.

Dougherty has also held the position of Chief Technology Officer at Wink since January 1997 and was Wink's Chief Executive Officer from October 1994 to January 1997. Mr. Dougherty is also the Chairman of the Board of Global PC, a developer of a low cost PC platform, which he co-founded in February 1998. Mr. Dougherty has also served as a director of NeoMagic, a semiconductor company, since December 1996. Mr. Dougherty holds a B.S. in Electrical Engineering from the University of California at Berkeley.

Mr. Balousek joined the Company's Board of Directors in December 1998. Mr. Balousek is currently executive vice president and a founder of Photo Alley, a San Francisco-based start-up company providing electronic commerce services. In 1996, Mr. Balousek was named chairman and chief executive officer of True North Technologies, the digital and interactive services company of Foote, Cone & Belding Communications (FCB) parent company, True North Communications. Mr. Balousek joined the San Francisco office of FCB, one of the nation's leading advertising agencies, in 1979 and was named general manager of the office in 1986. Mr. Balousek was named president of FCB West and a director of the firm in 1989, and was named president and chief operating officer of the $5 billion agency in 1991. Prior to joining FCB, Mr. Balousek was in brand management at Procter & Gamble. He currently serves as a director of Transilluminant, a privately held company. Mr. Balousek holds a BA degree from Creighton University and a master's degree from Northwestern University.

Mr. Grannan joined the Company in March 1998 as Vice President, Marketing. The Board of Directors appointed Mr. Grannan as President and Chief Executive Officer in January 1999. Prior to joining the Company, Mr. Grannan was Area Vice President of Sales & Marketing at Sprint PCS from June 1997 to March 1998. Prior to his position at Sprint PCS, Mr. Grannan worked at Andersen Consulting in the Communications Industry Group from April 1994 to June 1997, where he provided strategic services for many organizations. Mr. Grannan began his career as a Data Communications Officer in the United States Marine Corps. He holds a BA from Indiana State University and received his MBA from the University of California, Berkeley in 1993.

Mr. Baker joined the Company in October 1998 as Vice President and Chief Financial Officer. From August 1996 to October 1998, he was Vice President, Finance and Controller, for the Service Provider Messaging Group at Lucent Technologies having started with Octel Communications prior to its acquisition by Lucent. From July 1995 to August 1996, Mr. Baker was the CFO for the Software Systems Group of Bell Communications Research. From June 1993 to July 1995 he was Controller at Novell after the acquisition of Unix System Laboratories
(USL). At Unix System Laboratories, a worldwide software company, Mr. Baker was CFO from February 1989 to June 1993. Mr. Baker has also held a number of financial management positions with AT&T Corporation from August 1981 through February 1989. He holds a BA from the University of Pennsylvania and an MBA from the Columbia University Graduate School of Business.

Mr. de Boor joined the Company in May 1988, and became Vice President and Chief Technology Officer in January 1999. Mr. de Boor has played a key role in the design and implementation of Geoworks' GEOS operating system, and served as Lead Architect for release 3.0 of GEOS. In recent years Mr. de Boor has designed, managed, and served as lead programmer for Geoworks' enhanced phone and proprietary server technology projects. Mr. de Boor holds a BS in Computer Science from the University of California, Berkeley.

Ms. Jobe joined the Company in January 1998 as a product manager and was promoted to Director of Marketing. Ms. Jobe became Vice President, Marketing in January 1999. Before joining Geoworks, Ms. Jobe served as the Manager of the Wireless Data Group for AirTouch Cellular from April 1994 to January 1998. Ms. Jobe spent August 1993 to April 1994 with Dell Computer as Mobil Products Communications Manager. Prior to that, Ms. Jobe acquired more than 25 years of wireless industry experience in a variety of marketing management and software development management positions at Motorola. Ms. Jobe attended Arizona State University with a concentration in Computer Science and business management. Ms. Jobe also attended the University of Michigan with a concentration on new product development.

Mr. Stenstedt joined the Company in June 1994, and became Vice President of Sales and Business Development in January 1999. Previously, Mr. Stenstedt served the Company in a variety of sales, marketing and business development positions, including opening and managing Geoworks' office in Tokyo, Japan from 1995 to 1997. While in Japan, Mr. Stenstedt was responsible for business development and sales to Japanese and Korean OEM partners and operators. Prior to joining Geoworks, Mr. Stenstedt spent 7 years with Seagate Technology in engineering, marketing and sales. Mr. Stenstedt has also worked for ITSYS, Inc., Tulin Corporation and Rehrig Pacific. Mr. Stenstedt holds a BS in Mechanical Engineering from Stanford University and an MBA degree from Walter A. Haas School of Business at the University of California, Berkeley.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

        CHANGES IN COMMON STOCK MARKET VALUE

        The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GWRX." The following table sets forth the high and low last reported sales prices for the Company's Common Stock as reported by the Nasdaq National Market for the quarters indicated:

                           JUN 30               SEP 30               DEC 31               MAR 31
                           ------               ------               ------               ------
FISCAL YEAR ENDED     $3.3125 - 7.3750    $1.3125 - 3.5000     $1.0000 - $5.6875    $3.0000 - 6.0000
MARCH 31, 1999
Common stock
price per share

FISCAL YEAR ENDED     $5.5625 - 8.6250    $5.7825 - 17.5000    $8.7500 - 16.5000    $ 5.8125 - 9.8750
MARCH 31, 1998
Common stock
price per share


        CHANGES IN EQUITY COMPOSITION

        As announced in the Company's press release of February 16, 1999, the Company sold 1,219,512 shares of common stock to Amazon.com, Inc. ("Amazon") at a price of $4.10 per share for total proceeds to the Company of $5 million. As a result of this transaction Amazon has an ownership interest of approximately seven percent in the Company. Under the terms of the agreement, Amazon also assumed the real and personal property leases of the Company's Seattle office, and purchased most of the tangible assets of the office, principally equipment and related personal property, for an additional $250,000.

        REGISTERED HOLDERS

        There were approximately 300 registered stockholders as of May 31, 1999, and approximately 7,500 beneficial holders as of May 31, 1999. The Company has not paid or declared cash dividends and has no present plans to do so.

ITEM 6.  SELECTED FINANCIAL DATA

The data set is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                 QUARTER ENDED
                                 ----------------------------------------------
                                 30-JUN-98   30-SEP-98    31-DEC-98   31-MAR-99
                                 ---------   ---------    ---------   ---------
Year Ended March 31, 1999

Net revenues
License revenue                    $   132     $   293      $   285     $ 3,164
Research and development fees        1,285         891        1,560         807
Service revenue                         76         109          109          71
                                   -------     -------      -------     -------
  Total net revenues                 1,493       1,293        1,954       4,042

Operating Expenses:
Cost of license revenue                 18          13            6           3
Sales and marketing                  1,243       1,403        1,312         993
Research and development             4,640       3,709        3,372       2,916
General and administrative             911         909          818         996
Restructuring charges                   --          --           --       1,790
                                   -------     -------      -------     -------
  Total operating expenses           6,812       6,034        5,508       6,698
                                   -------     -------      -------     -------
Operating loss                      (5,319)     (4,741)      (3,554)     (2,656)

Other income (expense):
Interest income                        195         171          130         116
Interest expense                       (18)         (2)          (5)         (6)
                                   -------     -------      -------     -------
Loss before income taxes            (5,142)     (4,572)      (3,429)     (2,546)

Provision for income taxes              31          29           59          30
                                   -------     -------      -------     -------
Net loss                           $(5,173)    $(4,601)     $(3,488)    $(2,576)

Net loss per share-
  basic and diluted                $ (0.32)    $ (0.29)     $ (0.22)    $ (0.15)

                                                 QUARTER ENDED
                                 ----------------------------------------------
                                 30-JUN-97   30-SEP-97    31-DEC-97   31-MAR-98
                                 ---------   ---------    ---------   ---------
Year Ended March 31, 1998

Net revenues

License revenue                    $   849     $   755      $ 1,671     $ 1,922
Research and development fees          824       2,533        2,276       1,633
Service revenue                        225          76           76          77
                                   -------     -------      -------     -------
  Total net revenues                 1,898       3,364        4,023       3,632

Operating Expenses:
Cost of license revenue                 47          39           30          39
Sales and marketing                  2,248       1,533        1,270       1,563
Research and development             4,899       3,913        4,602       5,128
General and administrative             894         904          923         875
                                   -------     -------      -------     -------
  Total operating expenses           8,088       6,389        6,825       7,605

Operating loss                      (6,190)     (3,025)      (2,802)     (3,973)

Other income (expense):
Interest income                        475         360          288         304
Interest expense                       (32)        (44)         (25)        (57)
                                   -------     -------      -------     -------
Loss before income taxes            (5,747)     (2,709)      (2,539)     (3,726)

Provision for income taxes              37           7           44          60
                                   -------     -------      -------     -------
Net loss                           $(5,784)    $(2,716)     $(2,583)    $(3,786)

Net loss per share-
  Basic and diluted                $ (0.37)    $ (0.17)     $ (0.16)    $ (0.24)

CONSOLIDATED BALANCE SHEET SUMMARIES
(IN THOUSANDS)

                                                                     MARCH 31
                                           -----------------------------------------------------------
                                              1999         1998         1997         1996         1995
                                           -------      -------      -------      -------      -------
Working capital                             12,379       20,095       33,626       43,585        7,122

Total assets                                18,183       27,463       41,868       54,040       19,085

Deferred revenue                             1,498          778        1,919        5,529        8,311

Long-term obligations                           --          231          739        2,927        2,527

Redeemable convertible preferred stock          --           --           --           --        1,626

Accumulated deficit                        (89,079)     (73,241)     (58,372)     (44,896)     (35,491)

Stockholders' equity                        13,374       23,392       36,553       43,312        6,757

CONSOLIDATED STATEMENTS OF OPERATIONS DATA
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             YEAR ENDED MARCH 31
                                        ------------------------------------------------------------
                                            1999         1998         1997         1996         1995
                                        --------     --------     --------     --------     --------
Total net revenues                      $  8,782     $ 12,917     $ 11,096     $  6,279     $  5,327

Cost of revenues                              40          155          624          122          473

Sales and marketing                        4,951        6,613        7,108        4,510        5,272

Research and development                  14,637       18,543       13,698        9,109        6,520

General and administrative                 3,634        3,596        3,708        3,254        3,557

Restructuring charges                      1,790           --           --           --           --

Cost of merger                                --           --        1,450           --           --
                                        ------------------------------------------------------------

Total operating expenses                  25,052       28,907       26,588       16,995       15,822
                                        ------------------------------------------------------------

Operating loss                           (16,270)     (15,990)     (15,492)     (10,716)     (10,495)

Other income (expense)
Interest income                              612        1,427        2,324        1,377          475
Interest expense                             (31)        (158)        (244)        (372)        (357)
                                        ------------------------------------------------------------
Total other income                           581        1,269        2,080        1,005          118
                                        ------------------------------------------------------------

Loss before income taxes                 (15,869)     (14,721)     (13,412)      (9,711)     (10,377)
                                        ------------------------------------------------------------

Provision for income taxes                   149          148           64           --          175
                                        ------------------------------------------------------------

Net loss                                $(15,838)    $(14,869)    $(13,476)    $ (9,711)    $(10,552)
                                        ------------------------------------------------------------

Net loss per share-
  basic and diluted                     $  (0.97)    $  (0.95)    $  (0.88)    $  (0.75)    $  (1.09)

Shares used in per share computation      16,260       15,687       15,234       13,032        9,674

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Acquisition of Eden Group, Ltd. In February 1997, the Company acquired all the outstanding stock of Eden Group, Ltd. ("Eden"), a U.K. software publisher. The acquisition has been accounted for as a pooling-of-interests, and the historical consolidated financial statements of the Company for all periods prior to the acquisition have been restated to include the financial position, results of operations, and cash flows of Eden.

Net Revenues. Net revenues in fiscal year 1999 decreased $4,135,000, or 32%, versus net revenues in fiscal year 1998. All categories of revenue declined in the current fiscal year relative to the preceding fiscal year. Net revenues consist of license revenue, research and development fees and services revenue.

License revenue in fiscal year 1999 decreased $1,323,000, or 25%, in comparison with the previous fiscal year. The Company recognized license revenue from three primary types of transactions in each period. During fiscal 1999, revenues from the restructure or termination of existing license agreements totaled $2,000,000 versus $1,883,000 during the previous fiscal year. In fiscal year 1999 this revenue resulted from an agreement with a single OEM customer while agreements with three different OEM customers were restructured or terminated in fiscal year 1998. At the time of these agreements, the Company either agreed to accept one-time settlement payments in lieu of its right to all or a portion of future royalties or the Company was able to recognize the non-refundable portion of prepaid royalty deposits it had already received. During fiscal 1999, revenues from the sale of source code developed by the Company were $1,000,000 versus $650,000 for the previous fiscal year. The remainder of the Company's license revenue is the result of royalties and to a lesser extent, technology license fees, resulting from the use of the Company's technology in units sold by its OEM customers. Such revenue was reduced to $874,000 in fiscal year 1999 versus $2,664,000 in fiscal year 1998, primarily as a result of the restructure and termination agreements discussed above which changed the terms of the Company's compensation agreements with those OEM customers.

Revenues associated with licenses of source code, technology license fees, or any change to the terms of license agreements resulting from termination, amendment, or restructuring, are non-recurring and are therefore not indicative of revenues to be recognized in future periods. Further, the Company's realization of anticipated license and royalty revenue from OEM customers is inherently uncertain due to potential delays and risks in the commercial release and acceptance of new products.

Revenue related to research and development fees decreased $2,723,000, or 37%, during fiscal year 1999, in comparison with fiscal year 1998. Research and development fees represent amounts received for non-recurring engineering services as well as amounts received pursuant to contracts with OEM customers under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM customer as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The extent to which such revenue is reported can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM customers, the relative level of development effort devoted towards projects on which research and development fees are charged, the relative level of utilization of the Company's development staff, and the fee rates negotiated with OEM customers. The substantial decrease in research and development fees during the year ended March 31, 1999, versus the prior year occurred because the Company completed its development work on several major OEM projects. As work on these larger projects concluded, the Company assigned development staff to smaller projects with reduced staffing requirements, (some of which had lower reimbursement rates.) These reductions in contract requirements resulted in staffing reductions achieved through attrition and restructure directives. In the latter half of fiscal 1999, the Company began providing some of its non-recurring engineering services on a consulting basis rather than as OEM research and development funded in connection with potential royalty or license agreements. Such services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a royalty or license agreement. Additionally, the Company settled a contract dispute with an OEM customer during fiscal 1999 and under the percentage-of-completion method, the effect of this settlement was to lower the Company's revenue and the corresponding accounts receivable in the current fiscal year by $740,000.

Service revenue for fiscal year 1999 represents amounts earned for the support and maintenance of software licensed by OEM customers and fees earned in connection with software workshops sponsored by the Company for the benefit of current and prospective OEM licensees. The decrease of $89,000 in service revenue in fiscal 1999 compared to fiscal year 1998 is a result of reduced support fees earned in connection with software licensed to OEM customers.

Net revenues in fiscal year 1998 increased $1,821,000, or 16%, in comparison with fiscal year 1997. This increase was primarily due to growth in research and development fee revenue which more than offset declines in license revenue versus the previous year. The substantial increase during fiscal year 1998 in research and development fees resulted from higher reimbursement levels specified in the Company's contracts with OEM licensees and because there were a greater number of projects in process for which such fees were charged. The decline in license revenue in fiscal year 1998 was due to reduced volume of non-recurring revenue transactions, including source code licenses and the termination or restructuring of OEM license agreements, versus the prior year. In addition, service revenue also increased in fiscal year 1998 versus the prior year due to additional fees earned in connection with software workshops offered by the Company for the benefit of current and prospective OEM clients.

OPERATING EXPENSES

Cost of License Revenue. The Company's gross margin percentage on license revenue was 99% in fiscal year 1999, 97% in fiscal year 1998, and 91% in fiscal year 1997. In general, cost of license revenue consists of license payments to third parties for software that is incorporated into the Company's software. The cost of license revenue as a percentage of net revenues has decreased over these three years as the volume of revenue related to shipments of OEM products which utilized Company and third party software has decreased. During fiscal year 1997 cost of license revenue included a one-time charge of $320,000 to terminate a technology contract which had been entered into during a prior fiscal year. Without this one-time charge, the Company's gross margin percentage on license revenue would have been 95% during fiscal year 1997.

Sales and Marketing. Sales and marketing expense decreased $1,662,000, or 25%, during fiscal year 1999 in comparison with fiscal year 1998. The Company has narrowed the scope of its product plans and marketing activities during the current fiscal year, and as a result has lowered its staffing and achieved certain other cost reductions in its sales and marketing programs. Additionally, there was a non-recurring charge of approximately $300,000 during fiscal year 1998 in connection with a reorganization of staff in certain sales and marketing functions.

Sales and marketing expense decreased $495,000, or 7%, during fiscal year 1998 in comparison with fiscal year 1997. Cost savings from reductions in domestic staffing and marketing programs offset the Company's expanded emphasis on international sales activities during fiscal year 1998.

Research and Development. Research and development expense decreased $3,906,000, or 21%, during fiscal year 1999 in comparison to fiscal year 1998. This decrease was attributable principally to reductions in staffing and related costs, including restructure moves made in the fourth quarter. Such staff reductions were necessary as the Company reacted to the reduced level of OEM funded research. The Company also has narrowed the scope of its internal research and development activities and reductions in the amounts paid to outside developers for services and the license of software to be incorporated into future products.

Research and development expense increased $4,845,000, or 35%, during fiscal year 1998 in comparison with fiscal year 1997. This increase was due primarily to the expansion of the Company's engineering staff, which resulted in higher compensation costs and related increases in costs for employee benefits and facilities overhead.

Additionally, during fiscal year 1998 there was an increase in the number of joint development projects with various OEM licensees in Europe and Asia that resulted in significant increases in travel expenses for the Company's engineering staff. The Company also made payments of $630,000 during fiscal year 1998 to outside developers for the license of software to be incorporated into future products. As the technological feasibility of the future products had yet to be established, these payments were charged to research and development expense.

General and Administrative. General and administrative expense increased $38,000, or 1%, during fiscal year 1999 in comparison with fiscal year 1998. These expenses were essentially flat for the year as increased professional fees were offset by decreases in a number of other expenses.

General and administrative expense decreased $112,000, or 3%, during fiscal year 1998 in comparison with fiscal year 1997. This decrease was attributable primarily to a reduction in staffing costs, as certain duplicate functions were eliminated following the business combination of Geoworks and Eden in February 1997.

Restructuring Charges. During the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $1,790,000 as a result of actions taken to better align its cost structure with revenue projections as the Company shifts its resources to support a business plan focused on opportunities in the mobile e-commerce and information services market. During the quarter, the Company reduced its workforce by 27%, vacated one facility and consolidated those operations in a remaining facility, which is also partially vacant. The restructure charges consist of $247,000 in severance costs and charges of $501,000 for the write-off of fixed assets, and $1,042,000 for the accrual of lease commitment liabilities as a result of these actions.

Cost of Merger. Certain non-recurring transaction charges were incurred in connection with the Company's acquisition of Eden during fiscal year 1997. These expenditures amounted to $1,450,000 and consisted principally of professional fees and regulatory charges.

OTHER INCOME (EXPENSE)

Interest Income. Interest income declined $815,000, or 57%, during fiscal year 1999 in comparison with fiscal year 1998. Interest income declined $897,000, or 39%, during fiscal year 1998 in comparison with fiscal year 1997. These decreases were attributable to lower balances available to the Company for short-term investment as result of the cash used to fund the Company's operations in each year.

Interest Expense. Interest expense decreased $127,000, or 80%, during fiscal year 1999 in comparison with fiscal year 1998. This decrease is primarily due to reduced debt outstanding as a result of regularly scheduled payments of capital lease obligations outstanding. Interest expense decreased $86,000, or 35%, during fiscal year 1998 in comparison with fiscal year 1997. This decrease was primarily due to reduced debt outstanding for fiscal 1998 due to the repayment in the fourth quarter of fiscal year 1997 of interest-bearing notes payable to stockholders of Eden which had been outstanding throughout the first eleven months of fiscal year 1997.

PROVISION FOR INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid to the Company. As of March 31, 1999, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $87,000,000, for U.K. income tax purposes of approximately $5,000,000, and for state income tax purposes of approximately $14,000,000. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2,000,000 and for state income tax purposes of approximately $800,000. Utilization of the Company's U.S. net operating loss and research credit carryforwards will be subject to a annual limitations based on the "change of ownership" provisions of the Tax Reform Act of 1986. These limitations may result in the expiration of net operating loss and research credit carryforwards before utilization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current sources of liquidity included cash, cash equivalents, and marketable securities totaling $13.7 million at March 31, 1999. This balance is down from $20.0 million and $36.8 million at March 31, 1998 and 1997, respectively. These balances have decreased principally as a result of the cash used in operating activities, including working capital changes. The Company expects to incur additional substantial operating losses at least through its fiscal year ending March 31, 2000, but anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 2000. An additional potential source of liquidity available to the Company may be its ownership of 565,800 shares of common stock of Wink Communications, Inc., a privately held company, and 540,000 shares of common stock of Global PC, Inc., another privately held company.

The Company's investing activities, exclusive of marketable securities transactions, consisted of purchases of furniture, equipment and leasehold improvements of $216,000, $1,269,000 and $2,292,000 in the fiscal years 1999,
1998, and 1997 respectively, and the sales of equipment, land and buildings totaling $483,000 in fiscal year 1999. These purchases have steadily decreased since 1997 when the Company was expanding and establishing its infrastructure. Purchasing has also decreased due to reduced Company operations and personnel cutbacks during fiscal year 1999.

Payments of capital lease and debt obligations were $557,000, $340,000, and $284,000 in fiscal years 1999, 1998 and 1997 respectively, primarily due to regularly scheduled payments of the related liabilities incurred prior to fiscal year 1997. In fiscal 1999 these payments include $194,000 to retire the debt outstanding on the property the Company sold which had previously been owned by Eden.

Proceeds from the issuance of common stock were approximately $5.9 million, $1.7 million and $4.4 million in fiscal years 1999, 1998, and 1997, respectively. Private placements provided cash of $5.0 million from Amazon.com in fiscal year 1999 and $3.0 million from an investment made in Eden in fiscal year 1997, prior to the Company's acquisition of Eden. The remainder of the proceeds have been generated from Company stock option and employee stock purchase plans.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         Report of Independent Auditors


The Board of Directors and Shareholders
Geoworks Corporation

We have audited the accompanying consolidated balance sheets of Geoworks Corporation as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks Corporation at March 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.




                                        Ernst & Young LLP


San Francisco, California
April 21, 1999

                              Geoworks Corporation

                           Consolidated Balance Sheets
                                 (In thousands)


                                                                           March 31
                                                                     1999          1998
                                                                   ---------     --------
ASSETS
Current assets:
   Cash and cash equivalents                                       $   1,760     $  8,738
   Marketable securities                                              11,955       11,243
   Accounts receivable:
     Billed                                                            3,102        1,546
     Unbilled                                                             --        1,866
   Prepaid expenses and other current assets                             371          542
                                                                   ---------     --------
Total current assets                                                  17,188       23,935

Property and equipment, net                                              973        3,301
Other assets                                                              22          227
                                                                   ---------     --------
Total assets                                                       $  18,183     $ 27,463
                                                                   =========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $     504     $    256
   Accrued liabilities                                                 2,774        2,302
   Lease and facility obligations due within one year                     33          504
   Deferred revenue                                                    1,498          778
                                                                   ---------     --------
Total current liabilities                                              4,809        3,840

Lease and facility obligations due after one year                         --          231

Stockholders' equity:
   Common stock, no par value; 40,000 shares authorized; 17,629 shares issued and outstanding (1998 - 15,856 shares)
                                                                     102,376       96,518
   Accumulated deficit                                               (89,079)     (73,241)
   Note receivable from stockholder                                      (67)         (67)
   Accumulated other comprehensive income                                144          182
                                                                   ---------     --------
Total stockholders' equity                                            13,374       23,392
                                                                   ---------     --------
Total liabilities and stockholders' equity                         $  18,183     $ 27,463
                                                                   =========     ========


See accompanying notes.

                              Geoworks Corporation

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                 Year ended March 31
                                            1999         1998         1997
                                          --------     --------     --------
Revenues:
    License revenue                       $  3,874     $  5,197     $  6,620
    Research and development fees            4,543        7,266        4,176
    Service revenue                            365          454          300
                                          --------     --------     --------
Total net revenues                           8,782       12,917       11,096

Operating expenses:
    Cost of license revenue                     40          155          624
    Sales and marketing                      4,951        6,613        7,108
    Research and development                14,637       18,543       13,698
    General and administrative               3,634        3,596        3,708
    Restructuring charges                    1,790           --           --
    Cost of merger                              --           --        1,450
                                          --------     --------     --------
Total operating expenses                    25,052       28,907       26,588
                                          --------     --------     --------
Operating loss                             (16,270)     (15,990)     (15,492)

Other income (expense):
    Interest income                            612        1,427        2,324
    Interest expense                           (31)        (158)        (244)
                                          --------     --------     --------
Total other income (expense)                   581        1,269        2,080
                                          --------     --------     --------
Loss before income taxes                   (15,689)     (14,721)     (13,412)
Provision for income taxes                     149          148           64
                                          --------     --------     --------
Net loss                                  $(15,838)    $(14,869)    $(13,476)
                                          ========     ========     ========

Net loss per share - basic and diluted    $   (.97)    $   (.95)    $  (0.88)
                                          ========     ========     ========
Shares used in per share computation        16,260       15,687       15,234
                                          ========     ========     ========


See accompanying notes.

                              Geoworks Corporation
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (In thousands)


                                                                               Notes                    Accumulated
                                               Common Stock                  Receivable                   Other           Total
                                             ----------------  Accumulated     From         Deferred   Comprehensive  Stockholders'
                                             Shares   Amount     Deficit    Stockholders  Compensation    Income         Equity
                                             ----------------  --------------------------------------------------------------------
Balances at March 31, 1996                   14,624  $ 88,448    $(44,896)     $(122)        $(175)      $     57       $ 43,312
Common stock issued under stock option
   and stock purchase plans                     318     1,341          --         --            --             --          1,341
Common stock issued in private placement,
   net of offering costs                        444     3,043          --         --            --             --          3,043
Conversion of notes payable to
   stockholders to common stock                  85     2,019          --         --            --             --          2,019
Payments received from stockholders              --        --          --         54            --             --             54
Amortization of deferred compensation            --        --          --         --           143             --            143
Foreign currency translation adjustment          --        --          --         --            --            117            117
Net loss                                         --        --     (13,476)        --            --             --        (13,476)
                                                                                                                        --------
Comprehensive loss                               --        --          --         --            --             --        (13,359)
                                             ----------------  --------------------------------------------------------------------
Balances at March 31, 1997                   15,471    94,851     (58,372)       (68)          (32)           174         36,553
Common stock issued under stock option
   and stock purchase plans                     385     1,667          --         --            --             --          1,667
Payments received from stockholder               --        --          --          1            --             --              1
Amortization of deferred compensation            --        --          --         --            32             --             32
Foreign currency translation adjustment          --        --          --         --            --              8              8
Net loss                                         --        --     (14,869)        --            --             --        (14,869)
                                                                                                                        --------
Comprehensive loss                               --        --          --         --            --             --        (14,861)
                                             ----------------  --------------------------------------------------------------------
Balances at March 31, 1998                   15,856    96,518     (73,241)       (67)           --            182         23,392
Common stock issued under stock option
   and stock purchase plans                     553       905          --         --            --             --            905
Common stock issued in private placement,
   net of offering costs                      1,220     4,953          --         --            --             --          4,953
Foreign currency translation adjustment          --        --          --         --            --            (38)           (38)
Net loss                                         --        --     (15,838)        --            --             --        (15,838)
                                                                                                                        --------
Comprehensive loss                               --        --          --         --            --             --        (15,876)
                                             ----------------  --------------------------------------------------------------------
Balances at March 31, 1999                   17,629  $102,376    $(89,079)     $ (67)        $  --       $    144       $ 13,374
                                             ================  ====================================================================


See accompanying notes

                              Geoworks Corporation

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                                        Year ended March 31
                                                                                  1999          1998          1997
                                                                                ------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $(15,838)     $(14,869)     $(13,476)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization                                                   1,559         1,415         1,221
   Non-cash restructuring charges                                                  1,543            --            --
   Amortization of deferred compensation                                              --            32           143
   Other                                                                              --            --           264
   Changes in operating assets and liabilities:
     Accounts receivable                                                             310        (2,937)         (475)
     Other assets                                                                    376           258          (158)
     Deferred revenues                                                               720        (1,141)       (3,610)
     Other current liabilities                                                      (466)          336           255
                                                                                ------------------------------------
Net cash used in operating activities                                            (11,796)      (16,906)      (15,836)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 (216)       (1,269)       (2,292)
Sales of property and equipment                                                      483            --            --
Purchases of marketable securities                                               (10,712)      (13,449)      (62,655)
Sales of marketable securities                                                    10,000        20,912        52,383
Maturities of marketable securities                                                   --        11,795        19,396
                                                                                ------------------------------------
Net cash (used in) provided by investing activities                                 (445)       17,989         6,832

FINANCING ACTIVITIES
Payment of capital lease and debt obligations                                       (557)         (340)         (284)
Proceeds from issuance of common stock                                             5,858         1,667         4,384
Proceeds from notes receivable from stockholder                                       --             1            54
                                                                                ------------------------------------
Net cash provided by financing activities                                          5,301         1,328         4,154

Foreign currency translation adjustments                                             (38)            8           117
                                                                                ------------------------------------
Net (decrease) increase in cash and cash equivalents                              (6,978)        2,419        (4,733)
Cash and cash equivalents, beginning of year                                       8,738         6,319        11,052
                                                                                ------------------------------------
Cash and cash equivalents, end of year                                          $  1,760      $  8,738      $  6,319
                                                                                ====================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING/FINANCING ACTIVITIES
Conversion of notes payable to stockholders and related accrued
  interest to common stock                                                      $     --      $     --      $  2,019
                                                                                ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments                                                               $     31      $    158      $    244
                                                                                ====================================
Income tax payments                                                             $    149      $    148      $     64
                                                                                ====================================


See accompanying notes.

                              Geoworks Corporation

                   Notes to Consolidated Financial Statements

                                 March 31, 1999


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Geoworks Corporation (the "Company") is a provider of mobile e-commerce and information services, software and professional technical services. The Company has previously developed and marketed operating system and application software for the wireless device market and many of its current service offerings are based on the technology it has developed.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries located in Japan and the United Kingdom. All significant intercompany balances and transactions have been eliminated.

In February 1997, Geoworks Corporation acquired Eden Group, Ltd. The acquisition was accounted for as a pooling-of-interests and the historical consolidated financial statements of Geoworks Corporation for all periods prior to the date of the acquisition have been restated to include the financial position, results of operations and cash flows of Eden Group, Ltd. Costs of the merger are included in the consolidated results of operations for fiscal year ended March 31, 1997.

RECLASSIFICATIONS

Certain fiscal year 1998 and 1997 balances have been reclassified to conform to the fiscal year 1999 presentation.

FOREIGN CURRENCY TRANSLATION

The Company's international subsidiaries use the local currency as their functional currency. Assets and liabilities are translated at exchange rates in effect at the balance sheet date, and revenue and expense accounts are translated at average exchange rates during each period. Resulting translation adjustments are recorded directly to a separate component of stockholders' equity. Foreign currency transaction gains and losses have not been material.

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Research and development fees are primarily amounts received pursuant to contracts with OEMs under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs. In addition, per the terms of the related contracts, certain research and development fees are recognized based solely on the consulting time and materials expended by the Company.

Service revenue represents amounts earned for the support and maintenance of software licensed by OEM customers.

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

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

Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), was issued in October 1997 by the American Institute of Certified Public Accountants ("AICPA") and was amended by Statement of Position ("SOP 98-4"). The Company adopted SOP 97-2 effective April 1, 1998. Based on its interpretation of SOP 97-2 and SOP 98-4, the Company believes its current revenue recognition policies and practices are consistent with these pronouncements. Additionally, the AICPA issued SOP 98-9 in December 1998, which provides certain amendments to SOP 97-2, and is effective for transactions, entered into by the Company beginning April 1, 2000. Full implementation guidelines for these pronouncements have not yet been issued. Once available, such implementation guidelines could lead to unanticipated changes in our current revenue recognition policies and these changes could affect the timing of the Company's future revenues and results of operations.

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

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MARKETABLE SECURITIES (CONTINUED)

Available-for-sale securities are carried at amounts which approximate fair value. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income.

The Company's available for sale securities consist of equity securities, principally mutual funds, at March 31, 1999 and 1998. Unrealized gains and losses at March 31, 1999 and 1998, and realized gains and losses for the years then ended, were not significant.

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

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses on projects for which OEM funding was received were $5,144,000, $7,590,000 and $7,439,000 for fiscal years 1999, 1998 and 1997, respectively, of which $4,543,000, $7,266,000 and $4,176,000 was funded and recognized as revenue in fiscal years 1999, 1998 and 1997, respectively.

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MAJOR CUSTOMERS

Revenues from three major customers accounted for 57%, 17% and 16% of net revenues for fiscal year 1999. Revenues from four major customers accounted for 29%, 18%, 16% and 11% of net revenues for fiscal year 1998. Revenues from four major customers accounted for 20%, 17%, 10% and 10% of total revenues for fiscal year 1997.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123"), the Company has elected to apply the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB Opinion 25") and related Interpretations in accounting for its stock option and stock purchase plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal years 1999, 1998 and 1997 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123 is presented in Note 5.

NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted earnings per share would have included the effect of common equivalent shares related to outstanding stock options
(Note 5).

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

COMPREHENSIVE LOSS

As of April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income
(loss) and its components. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, be included in comprehensive income (loss). Prior year financial statements have been reclassified to conform to the requirements of SFAS 130.

SEGMENT INFORMATION

Effective April 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company operates as one business segment and the adoption of SFAS 131 had no significant effect on results of operations or the financial position of the Company.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                        March 31
                                                    1999       1998
                                                   -----------------
Equipment                                          $1,980     $5,063
Furniture and fixtures                                987        971
Leasehold improvements                                732        838
Land and buildings                                     --        484
                                                   -----------------
Property and equipment, gross                       3,699      7,356
Less accumulated depreciation and amortization      2,726      4,055
                                                   -----------------
Property and equipment, net                        $  973     $3,301
                                                   =================

                              Geoworks Corporation

3. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                March 31
                                           1999          1998
                                          --------------------
Accrued compensation                      $  981        $1,393
Accrued facility lease liabilities         1,042            --
Other                                        751           909
                                          --------------------
Total                                     $2,774        $2,302
                                          ====================

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

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                          March 31
                                                    1999             1998
                                                  -------------------------
Operating loss carryforwards                      $ 32,934         $ 26,855
Tax credit carryforwards                             2,903            2,507
Purchased intangible assets                         10,441           11,248
Capitalized research expenditures                    2,713            1,958
Deferred revenue                                       614              319
Other, net                                             874              290
                                                  -------------------------
Total deferred tax assets                           50,479           43,177
Valuation allowance on deferred tax assets         (50,479)         (43,177)
                                                  -------------------------
Net deferred tax assets                           $     --         $     --
                                                  =========================

                              Geoworks Corporation

4. INCOME TAXES (CONTINUED)

The income tax provisions of $149,000 and $148,000 for fiscal years 1999 and 1998, respectively, consist of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers.

The increases in the valuation allowance for fiscal years 1999 and 1998 were $7,302,000 and $16,998,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 1999 include approximately $5,000,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of March 31, 1999, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $86,900,000, U.K. income tax purposes of approximately $5,000,000, and state income tax purposes of approximately $14,200,000. The Company also has federal and state research and development credit carryforwards of approximately $2,101,000 and $802,000 respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2000 through 2019.

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

                              Geoworks Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

Under the Company's stock option plans, incentive and nonqualified stock options may be granted to employees, consultants and outside directors, to purchase a maximum of 6,944,000 common shares. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date. Options for new employees generally vest 25% on the first anniversary of the recipient's hire date and 1/48 per month thereafter. Options for continuing employees generally vest 1/48 per month from the date of grant. Options expire ten years from the date of grant.

STOCK OPTION PLANS

The following table summarizes activity under the Company's stock option plans:

                                                           Number      Weighted Average
                                                         of Shares      Exercise Price
                                                         ------------------------------
Balance at March 31, 1996                                 2,215,000         $ 8.25
    Granted                                               1,439,000          19.06
    Exercised                                              (292,000)          2.66
    Forfeited                                              (190,000)         11.05
                                                         ------------------------------
Balance at March 31, 1997                                 3,172,000          13.43
    Granted                                               1,767,000           7.77
    Exercised                                              (303,000)         11.10
    Forfeited                                            (1,603,000)         17.43
                                                         ------------------------------
Balance at March 31, 1998                                 3,033,000           8.95
    Granted                                               4,174,000           3.38
    Exercised                                              (443,000)          1.59
    Forfeited                                            (3,450,000)          7.04
                                                         ------------------------------
Balance at March 31, 1999                                 3,314,000           4.88
                                                         ==============================

Outstanding options exercisable at March 31, 1999
                                                          1,017,000         $ 7.10
                                                         ==============================

Options available for grant at March 31, 1999             1,424,000
                                                         ==========

The weighted average fair value at grant date of options granted during fiscal years 1999, 1998 and 1997 was $2.82, $8.51 and $12.15 per share, respectively.

                              Geoworks Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:

                          Options Outstanding              Options Exercisable
                 ---------------------------------------------------------------
                               Weighted
                                 Average      Weighted                  Weighted
                               Remaining      Average                   Average
Exercisable                    Contractual    Exercise                  Exercise
  Prices          Shares          Life         Price       Shares        Price
--------------------------------------------------------------------------------
$  .27- 2.06       726,000        6.17         $ 1.77       155,000     $ 1.18
  3.13- 3.38     1,091,000        9.69           3.30       232,000       3.26
  3.63- 4.19       869,000        9.15           3.81       161,000       3.90
  4.38-13.00       356,000        6.87           8.03       286,000       8.32
 16.50-29.00       272,000        7.12          18.79       183,000      18.22
                 =========                                =========
                 3,314,000                                1,017,000
                 =========                                =========

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's employee stock purchase plan, employees meeting certain eligibility criteria may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 400,000 shares have been reserved for issuance under the plan. In fiscal years 1999, 1998 and 1997, 110,000 shares, 83,000 shares and 26,000 shares, respectively, were issued under the plan at average prices of $1.81, $6.32 and $18.83 per share, respectively. At March 31, 1999, a total of 180,000 shares were available for issuance under the plan.

                              Geoworks Corporation

5. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of FAS 123 and applies APB Opinion 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal years 1999, 1998 and 1997, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                 Year ended March 31
                                                           1999           1998         1997
                                                         ------------------------------------
Net loss, as reported                                    $(15,838)      $(14,869)    $(13,476)
Net loss, pro forma                                       (19,911)       (17,697)     (17,850)

Net loss per share - basic and diluted, as reported
                                                            (0.97)         (0.95)       (0.88)
Net loss per share - basic and diluted, pro forma
                                                            (1.22)         (1.13)       (1.17)

The effect on net loss and net loss per share may not be indicative of the effects on net loss and net loss per share in future years.

The fair value of each option as of date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions used for fiscal years 1999, 1998 and 1997: expected volatility calculations based on historical data (1.164, 0.996 and 0.893, respectively) and risk free interest rates based on U.S. government strip bonds on the date of grant with maturities equal to the expected option lives of five years (5.21%, 6.12% and 6.27%, respectively). No dividends are assumed.

NOTE RECEIVABLE FROM STOCKHOLDER

The note receivable from stockholder arose from the sale of the Company's common stock to an officer and is secured by the shares of common stock issued. The note is due October 4, 2000, accrues interest at 5.0%, and is also secured by a deed of trust on such officer's principal residence.

                              Geoworks Corporation

6. RETIREMENT PLAN

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

The Company may, at its discretion, contribute amounts to the 401(k) plan. No employer contributions were made during fiscal years 1999, 1998 or 1997.

7. COMMITMENTS

The Company leases its office facilities and certain computer equipment under noncancelable lease agreements which require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $1,247,000, $1,287,000 and $1,207,000 for fiscal years 1999, 1998 and 1997, respectively.

The Company also leases certain furniture and equipment under noncancelable capital lease agreements. Amortization of assets under capital leases is included in depreciation expense. As of March 31, 1999, substantially all of this leased equipment has been amortized and retired. At March 31, 1998, the cost and related accumulated amortization were $1,258,000 and $1,104,000, respectively.

                              Geoworks Corporation

7. COMMITMENTS (CONTINUED)

Future minimum payments under noncancelable operating leases having terms in excess of one year and capital leases are due as follows (in thousands):

                                                Operating    Capital
Fiscal Year                                       Leases     Leases
-----------                                      ----------------
     2000                                        $1,089       $29
     2001                                         1,112        --
     2002                                           776        --
     2003                                           134        --
     2004 and thereafter                            493        --
                                                 ----------------
                                                 $3,604        29
                                                 ======
     Less amount representing interest                          1
                                                              ---
                                                              $28
                                                              ===

Lease and facility obligations in the accompanying consolidated balance sheet also include deferred rent expense in the amount of $5,000 relating to a facility operating lease.

8. INFORMATION BY GEOGRAPHIC AREA

Information regarding operating information and identifiable assets by geographic area is as follows (in thousands):

                                                  Year ended March 31
                                             1999        1998        1997
                                            -------------------------------
Revenues:
U.S. Operations:
    Domestic revenues                       $   517     $ 3,226     $ 4,843
    Export revenues:
       Japan                                  6,771       3,603       2,684
       Europe                                 1,472       5,843       1,543
Foreign Operations (principally Europe)          22         245       2,026
                                            -------------------------------
                                            $ 8,782     $12,917     $11,096
                                            ===============================

                              Geoworks Corporation

8. INFORMATION BY GEOGRAPHIC AREA (CONTINUED)

                                     Year ended March 31
                            1999             1998             1997
                          ------------------------------------------
Operating loss:
U.S. Operations           $(12,756)        $(12,562)        $(14,054)
Foreign Operations          (3,514)          (3,428)          (1,438)
                          ------------------------------------------
                          $(16,270)        $(15,990)        $(15,492)
                          ==========================================


                                        March 31
                           1999           1998           1997
                          -------        -------        -------
Identifiable assets:
U.S. Operations           $17,315        $26,034        $38,375
Foreign Operations            868          1,429          3,493
                          -------------------------------------
                          $18,183        $27,463        $41,868
                          =====================================

9. RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $1.8 million as a result of actions taken to better align its cost structure with revenue projections as the Company shifts its resources to support a business plan focused on opportunities in the mobile e-commerce and information services market. During the quarter, the Company terminated approximately 27% of its workforce, vacated one facility and consolidated those operations in a remaining facility, which is also partially vacant. The restructure charges consist of severance costs for the termination of 33 employees, 32 of which were terminated prior to March 31, 1999, as well as related charges for the write-off of property and equipment and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

                              Geoworks Corporation

9. RESTRUCTURING CHARGES (CONTINUED)

The following table summarizes the restructuring activity (in thousands):

                                            Total                                     Accrued
                                        Restructuring                   Amount     Liabilities at
                                            Charges     Amount Paid   Written Off  March 31, 1999
                                        ---------------------------------------------------------
Severance and related charges               $  247         $ 59         $   --         $  188
Write-off of property and equipment            501           --            501             --
Accrual of lease commitments                 1,042           --             --          1,042
                                        ---------------------------------------------------------
                                            $1,790         $ 59         $  501         $1,230
                                        =========================================================

The Company expects the accrued liabilities for severance and related charges to be paid by the end of the fiscal year 2000. The lease commitments extend through January 2002.

10. ACQUISITION OF EDEN GROUP, LTD.

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

11. OTHER INVESTMENTS

In connection with the transfer of certain technology and rights to two privately held companies, Wink Communications, Inc. ("Wink") and Global PC, Inc. ("Global PC"), the Company received a minority equity interest in each of these companies. The costs of developing the related technologies were previously charged to operations; accordingly no value has been attributed to these interests in the accompanying consolidated financial statements. The Wink and Global PC transactions took place in fiscal years 1995 and 1999, respectively. The Company holds interests of 6% or less in each company. A Director of Geoworks Corporation serves as the Chairman of both Wink and Global PC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this Item with respect to executive officers is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1999 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement filed in connection with its 1999 Annual Meeting of Stockholders.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

        1. Financial Statements. The following Consolidated Financial Statements of Geoworks and Report of Independent Auditors are included in Item 8

                      Report of Independent Auditors

                      Consolidated Balance Sheets

                      Consolidated Statements of Operations

                      Consolidated Statements of Stockholders' Equity

                      Consolidated Statements of Cash Flows

                      Notes to Consolidated Financial Statements

        2.     Financial Statement Schedules

               All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and have therefore been omitted.

        3.     Exhibits

               Exhibit       Description of Document
               -------       -----------------------
               2.1           Recommended Offer to Purchase the Entire Issued
                             Share Capital of Eden Group Ltd. (incorporated by
                             reference to Exhibit 2.1 to Registrant's report on
                             Form 8-K filed March 10, 1997)

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

               10.12         Amendment Number Three to Corporate Technology
                             Agreement between the Company and Toshiba
                             Corporation dated September 29, 1995 (incorporated by reference to Exhibit 10.27 to Registrant's report on Form 10-Q for the quarter ended December
                             31, 1995)###

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


               10.17 Software Development and Licensing Agreement between Nokia Mobile Phones Ltd. and Geoworks dated
                             December 2, 1994 (incorporated by reference to
                             Exhibit 10.23 to Registrant's original Annual
                             Report on Form 10-K or amendments thereto on Form
                             10-KA for the year ended March 31, 1995)###

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

               10.21 1997 Supplemental Stock Plan (incorporated by reference to Exhibit 4.1 to Registrant's
                             Registration Statement on Form S-8 filed March 25,
                             1997)*

               10.22         Form of Stock Option Agreement under the 1997
                             Supplemental Stock Plan (incorporated by reference to Exhibit 4.2 to Registrant's Registration
                             Statement on Form S-8 filed March 25, 1997)*

               10.23 Separation Agreement and General Release between the Registrant and David Edward John Crisp dated
                             March 16, 1998 (incorporated by reference to
                             Exhibit 10.23 to Registrant's report on Form 10-K for the year ended March 31, 1998)*

               10.24         Separation Agreement and General Release between
                             Registrant and Jordan J. Breslow, dated June 30,
                             1998 (incorporated by reference to Exhibit 10.24 to Registrant's report on Form 10-Q for the quarter ended June 30, 1998)*

               10.25         Executive Employment Agreement between Geoworks and
                             David L. Grannan, dated January 10, 1999
                             (incorporated by reference to Exhibit 10.25 to Registrant's report on form 10-Q for the quarter ended December 31, 1998)*

               10.26         Purchase Agreement between Geoworks Corporation and
                             Amazon.com, Inc. dated February 12, 1999

               10.27         Amendment Number One to Geoworks Corporation -
                             Mitsubishi Electric Corporation Technology
                             Agreement, effective March 25, 1999###p


               21.1 List of subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-K for the year ended March 31, 1997)

               23.1 Consent of Independent Auditors (see sequentially numbered Page 62)

               24.1          Power of Attorney (see Page 61)

               27.1          Financial Data Schedule

                             ### Confidential treatment has been granted as to portions thereof

                             ###p Confidential treatment has been requested and is pending as to portions thereof

                             * Management contract or compensatory plan or arrangement


(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed for the quarter ended on March 31, 1999.

(c)     EXHIBITS

        See Item 14 (a) 3 above.

(d)     FINANCIAL STATEMENT SCHEDULES

        See Item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 25, 1999
                                        GEOWORKS CORPORATION



                                        By: /s/David L.Grannan
                                            -----------------------------------
                                        David L. Grannan
                                        President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gordon E. Mayer and David L. Grannan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                               Title                                Date
        ---------                               -----                                ----

/s/ David L. Grannan                President and Chief Executive                June 25, 1999
--------------------------          Officer, and Director (Principal
David L. Grannan                    Executive Officer)

/s/ Gordon E. Mayer                 Chairman of the Board                        June 25, 1999
--------------------------
Gordon E. Mayer

/s/ Brian P. Dougherty              Director                                     June 25, 1999
--------------------------
Brian P. Dougherty

/s/ Eric E. Schmidt                 Director                                     June 25, 1999
--------------------------
Eric E. Schmidt

/s/ Bernard A. Bianchino            Director                                     June 25, 1999
--------------------------
Bernard A. Bianchino

/s/ John B. Balousek                Director                                     June 25, 1999
--------------------------
John B. Balousek

/s/ Stephen T.  Baker               Vice President, Chief Financial              June 25, 1999
--------------------------          Officer and Secretary (Principal
Stephen T. Baker                    Financial Officer)

                              GEOWORKS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                INDEX OF EXHIBITS



EXHIBIT NO.               DESCRIPTION
-----------               -----------
Exhibit 10.26             Purchase Agreement between Geoworks Corporation
                          and Amazon.com, Inc. dated February 12, 1999

Exhibit 10.27             Amendment Number One to Geoworks Corporation -
                          Mitsubishi Electric Corporation Technology
                          License Agreement, effective March 25, 1999
                          ###p

                          ###p Confidential Treatment Pending

Exhibit 23.1              Consent of Independent Auditors