Form 10-Q
period 1999-06-30
GEOWORKS /CA/
filed 1999-08-16
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 1999

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

As of July 21, 1999, the Company had outstanding 17,669,292 shares of Common Stock, $ 0.001 par value per share.

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                         Page
                                                                                         ----
Part I.  Financial Information

     Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets: June 30, 1999 and March 31, 1999            2

         Condensed consolidated statements of operations:  Three months ended
         June 30, 1999 and 1998                                                             3
         Condensed consolidated statements of cash flows: Three months ended
         June 30, 1999 and 1998                                                             4

         Notes to condensed consolidated financial statements: June 30, 1999              5-6

     Item 2. Management's discussion and analysis of financial condition and results
              of operations                                                              7-18

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                   18

Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K                                             18

Signature                                                                                  19

                         PART I -- FINANCIAL INFORMATION

ITEM 1  --  FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                    June 30,       March 31,
                                                       1999          1999
                                                    ---------      ---------
ASSETS
Current assets
     Cash and cash equivalents                      $   2,399      $   1,760
     Marketable securities                             11,083         11,955
     Accounts receivable                                2,542          3,102
     Prepaid expenses and other current assets            412            371
                                                    ---------      ---------
          Total current assets                         16,436         17,188

Property and equipment, net                               857            973
Other assets                                               22             22
                                                    ---------      ---------
                                                    $  17,315      $  18,183
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
     Accounts payable                               $     672      $     504
     Accrued and other current liabilities              2,342          2,807
     Deferred revenue                                   2,750          1,498
                                                    ---------      ---------
          Total current liabilities                     5,764          4,809

Stockholders' equity                                   11,551         13,374
                                                    ---------      ---------
                                                    $  17,315      $  18,183
                                                    =========      =========



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                        Three Months Ended
                                                   -----------------------------
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
Net revenues:
     Professional services                            $  1,149         $     --
     Research and development fees                          --            1,285
     License and other revenue                             484              208
                                                      --------         --------
          Total net revenues                             1,633            1,493

Operating expenses:
     Cost of services                                      795               --
     Cost of license revenue                                66               18
     Sales and marketing                                   930            1,243
     Research and development                              949            4,640
     General and administrative                            702              911
                                                      --------         --------
          Total operating expenses                       3,442            6,812
                                                      --------         --------

Operating loss                                          (1,809)          (5,319)

Other income (expense):
     Interest income                                       139              195
     Interest expense                                       (9)             (18)
                                                      --------         --------
Loss before income taxes                                (1,679)          (5,142)

Provision for income taxes                                 165               31
                                                      --------         --------
Net loss                                              $ (1,844)        $ (5,173)
                                                      ========         ========

Net loss per share (basic and diluted)                $  (0.10)        $  (0.32)
                                                      ========         ========

Shares used in per share
     computations                                       17,643           15,931
                                                      ========         ========



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                            -----------------------------
                                                            June 30, 1999   June 30, 1998
                                                            -------------   -------------
Operating activities:
     Net loss                                                  $  (1,844)     $  (5,173)
     Adjustments to reconcile net loss to net cash used in
     Operating activities:
         Depreciation and amortization                               125            430
         Changes in operating assets and liabilities               1,493          1,621
                                                               ---------      ---------
Net cash used in operating activities                               (226)        (3,122)
                                                               ---------      ---------

Investing activities:
     Purchases of property and equipment                              (9)           (89)
     Sales of marketable securities (net of purchases)               872         (2,869)
                                                               ---------      ---------
Net cash provided by (used in) investing activities                  863         (2,958)
                                                               ---------      ---------

Financing activities:
     Payments of capital lease and debt obligations                  (19)          (219)
     Net proceeds from issuance of common stock                       20             97
                                                               ---------      ---------
Net cash provided by (used in) financing activities                    1           (122)
                                                               ---------      ---------

Foreign currency translation adjustments                               1              6
                                                               ---------      ---------
Net increase (decrease) in cash and cash equivalents                 639         (6,196)
Cash and cash equivalents at beginning of period                   1,760          8,738
                                                               ---------      ---------
Cash and cash equivalents at end of period                     $   2,399      $   2,542
                                                               =========      =========

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended June 30, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

In the quarter ended June 30, 1999, as professional services revenues became significant, the Company began disclosing such revenues and the related service costs. There were no such revenues in the quarter ended June 30, 1998. Such consulting services can be offered at relatively higher rates than those for Original Equipment Manufacturer (OEM) funded research and development fees, but do not generally have the additional revenue potential provided by a royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. The majority of the current professional service projects involve consulting related to technology previously developed by Geoworks. Cost of services are those expenses incurred to provide professional services, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts.


2.  NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted earnings per share would have included the effect of common equivalent shares related to outstanding stock options.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


3.  COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                               Three months ended
                                                     June 30,
                                                -------------------
                                                  1999       1998
                                                --------   --------
Net loss                                        $ (1,844)  $ (5,173)
Foreign currency translation adjustments               1          6
                                                --------   --------
Comprehensive loss                              $ (1,843)  $ (5,167)
                                                ========   ========


4. RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $1.8 million as a result of actions taken to better align its cost structure with revenue projections as the Company shifted its resources to support a business plan focused on opportunities in the mobile e-commerce and information services market. The Company terminated approximately 27% of its workforce, vacated one facility and consolidated those operations in a remaining facility, which is also partially vacant. The restructuring charges consisted of severance costs for the termination of 33 employees, 32 of which were terminated prior to March 31, 1999, as well as related charges for the write-off of property and equipment and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                              Write-off
                                                                  of            Accrual
                                                               property           of
                                          Severance and          and             lease
                                         related charges      equipment       commitments     Total
                                        ------------------------------------------------------------
Total restructuring charges                     $ 247            $ 501          $ 1,042       $ 1,790
Amount paid                                        59                -                -            59
Amount written off                                  -              501                -           501
                                        -------------------------------------------------------------
Accrued liabilities at March 31, 1999             188                -            1,042         1,230
Activity in quarter
    ended June 30,1999
Amount paid                                       149                -              156           305
                                        =============================================================
Accrued liabilities at June 30, 1999            $  39                -          $   886       $   925
                                        =============================================================

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

Actual results may vary materially from such forward-looking statements due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence and exploitation of the wireless device and wireless content services markets, the activities of a limited number of device manufacturers, and the fact that Company participates in but has no direct control over those markets and activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants;
(iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products and services on a timely basis; (iv) widespread adoption of mobile communication devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure, encryption, and security technologies; (v) the Company anticipates the emergence and potential impact of competitive products and services; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 11.

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

Results of Operations

Net Revenues

         Net revenues increased $140,000, or 9%, during the quarter ended June 30, 1999, in comparison with the corresponding quarter of the previous fiscal year. The increase was attributable to new professional services revenues and increased license revenues which more than offset the lack of research and development fees revenues in the quarter ended June 30, 1999. The shift in revenues to professional services from research and development fees is consistent with the Company's shift of focus to becoming a mobile e-commerce and information services provider.

         Professional services revenues for the quarter were $1,149,000 versus zero in the quarter ended June 30, 1998. In the second quarter of fiscal 1999, the Company began providing some of its non-recurring engineering services on a consulting basis rather than as Original Equipment Manufacturer (OEM) funded research and development. Such consulting services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. The majority of the current professional service projects involve consulting related to technology previously developed by Geoworks. As of June 30, 1999, the Company had approximately $3.8 million of potential additional revenue to earn from professional services under the terms of executed contracts which have established contract values. There can be no assurance that such revenues will be recognized because it is possible that the Company will not be able to assemble or maintain the engineering staff and resources necessary to meet the customers' currently anticipated scope of these projects, and because there can be no assurance that these customers will not reduce the scope or delay the schedules of the projects contemplated in these contracts.

         Although the Company continues to have some research and development fee contracts, no revenue was recognized on these contracts in the quarter ended June 30, 1999. During the quarter ended June 30, 1998, $1,285,000 in research and development fees were recognized. As discussed above, the Company's business model is changing and OEM funded research and development contracts are not being actively pursued. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted to projects in which research and development fees are charged. As of June 30, 1999, the Company had approximately $390,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will achieve the milestones required to earn such fees.

         During the quarter ended June 30, 1999, license and other revenue increased $276,000, or 133%, in comparison with the corresponding quarter of the previous fiscal year. License and other revenue in the quarter ended June 30, 1999 increased primarily due to royalties received as a result of increased shipments of units sold by a single OEM licensee. The Company's realization of license or royalty revenues from OEM licensees is uncertain due to potential delays and risks in the commercial release and acceptance of such products. Although royalty revenues increased in the quarter ended June 30, 1999, because the Company has sold source code outright and terminated a number of license agreements over the past two fiscal years, and because the Company is now focusing on mobile e-commerce and information services, the number of OEMs subject to license agreements which could generate future royalty revenues has decreased. Historically, license and other revenue has also included non-recurring items such as one-time source code license fees, or fees received due to changes in the terms of license agreements resulting from amendment, restructuring, or termination of these agreements.

Operating Expenses

         Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts. The Company's gross margin percentage on professional services revenues was 31% during the quarter ended June 30, 1999. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. As the Company has a limited history in providing such services, the gross margin percentage for the quarter is not necessarily indicative of future operating results.

         Cost of License Revenue. The Company's gross margin percentage on license revenue was 86% during the quarter ended June 30, 1999 and 91% in the corresponding quarter of the previous fiscal year. Cost of license revenues in both periods consisted of license payments to third parties for software that is incorporated into the Company's software.

          Sales and Marketing. Sales and marketing expense decreased $313,000, or 25%, during the quarter ended June 30, 1999 in comparison with the corresponding quarter of the previous fiscal year. Due to the change in the Company's business focus, the Company has narrowed the scope of its sales and marketing activities during the current fiscal year, and as a result has reduced its sales and marketing staff by approximately 45% compared to the quarter ended June 30, 1998. The cost savings from headcount reductions have been partially offset by increased spending on marketing programs, including those to support the launch of the Company's discopro.com service offering, and a termination fee paid in connection with the cancellation of a long term agreement with the Company's primary sales agent in Japan.

         Research and Development. Research and development expense decreased $3,761,000 or 80%, during the quarter ended June 30, 1999 in comparison with the corresponding period of the previous fiscal year. This decrease is attributable principally to reductions in staffing and related costs, including those resulting from the restructuring actions taken in the fourth quarter of fiscal 1999. Such staff and expense reductions were necessary as the Company reacted to reduced levels of OEM funding. The Company has also narrowed the scope of its internal research and development to focus on its mobile e-commerce and information services business plan. Research and development headcount has been reduced approximately 75% compared to the quarter ended June 30, 1998. Approximately 10% of the reduction in research and development headcount is due to the shift of staff into professional services consulting.

         General and Administrative. General and administrative expense decreased $209,000 or 23%, during the quarter ended June 30, 1999 in comparison with the corresponding period of the previous fiscal year. This decrease is due to reduced staffing costs and reduced professional fees consistent with the reductions in staffing and activity in other areas of the Company due to the restructuring actions taken in the fourth quarter of fiscal 1999 and the change in the Company's business focus.


Other Income (Expense)

         Interest income declined $56,000, or 29%, during the quarter ended June 30, 1999, in comparison with the corresponding period of the previous fiscal year. This decrease was attributable primarily to reduced cash balances available to the Company for short-term investment as a result of the Company's operating deficits over the preceding 12 months. Interest expense decreased $9,000, or 50%, during the quarter ended June 30, 1999, in comparison with the corresponding period of the previous fiscal year, due primarily to reduced levels of capital lease and debt obligation liabilities.


Provision for Income Taxes

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income taxes increased by $130,000 or 432% in the quarter ended June 30, 1999 in comparison with the corresponding period of the previous fiscal year due to an increased level of royalties payments received in the quarter.

Liquidity and Capital Resources

         The Company's cash, cash equivalents, and marketable securities declined to $13.5 million at June 30, 1999 from $13.7 million at March 31, 1999. Although the net loss in the quarter was $1.8 million, the net change in cash and marketable securities was only $243,000, due to changes in working capital, principally collections of accounts receivable and increased deferred revenue liability. The decrease in net cash and marketable securities in the current quarter was significantly less than the $3.3 million decrease in the quarter ended June 30, 1998 and was approximately equal to the cash used by the Company in the quarter ended March 31, 1999, before including the $5.0 million investment raised in a private placement during that quarter. This reduced usage of cash is attributable primarily to actions taken by Company management to better align its cost structure with revenue projections, including restructuring moves made in the quarter ended March 31, 1999.

         The Company expects to increase its investment in the development of its mobile e-commerce and information services business, including additional sales, marketing and research and development spending, and expects to incur additional substantial operating losses at least through the current fiscal year ending March 31, 2000. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 2000. An additional potential source of liquidity available to the Company may be its ownership of 565,800 shares of common stock of Wink Communications, Inc., a privately held company which has filed a preliminary Form S-1 with the Securities and Exchange Commission, and 540,000 shares of common stock of Global PC, Inc., another privately held company.

         The Company's purchases of property and equipment in the quarter ended June 30, 1999 were insignificant and were reduced compared to the same quarter of the prior year, consistent with reductions in personnel resulting from restructuring moves and reduced levels of OEM funded research and development activities. Marketable securities transactions in the quarters ended June 30, 1999 and 1998 were performed when necessary to meet operating cash requirements.

         Payments of capital lease and debt obligations were reduced in the quarter ended June 30, 1999 compared to the same quarter of the prior year reflecting the reduced levels of these liabilities in the current quarter compared to the same quarter of the prior year. Proceeds from issuance of common stock were generated from the employee stock option plan.


Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of June 30, 1999, the Company had an accumulated deficit of $90.9 million, and had incurred operating losses of approximately $16.3 million, $16.0 million, and $15.5 million in the fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company expects to continue to incur substantial annual operating losses in the fiscal year ending March 31, 2000, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes reducing its operating expenses and maximizing its revenues in the near term by increasing professional services consulting revenues and focusing on mobile e-commerce and information services, but there can be no assurance that such a plan will be successfully implemented. The Company's objective is to leverage its position as a leading provider of operating system software for the smart phone market by developing and marketing other products and services to the installed base of devices and future mobile devices. Specifically, the Company is focusing on its professional services consulting business, as well as introducing the Premion Server+, a server product which delivers mobile information services to digital mobile phones and pagers. The Company's strategy includes extending the reach of data available on the World Wide Web to wireless devices through its technology. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, and the Company's ability to establish business relationships with leading industry partners, to introduce successful products and services, to generate additional revenues through mobile e-commerce and information services, and to achieve and maintain a competitive advantage should such a market develop.

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

In June 1999, the Company introduced Discopro.com, its first information service. The service features discounts and promotions which are delivered to digital cell phones and alphanumeric pagers. Although it is one of the first services to offer free, advertising sponsored services delivered to mobile devices, there can be no assurances that the service will attract the number of advertisers or customers necessary to achieve market acceptance or that the market share captured, if any, will be adequate to provide a reasonable return on investment. The Company plans to offer additional services, but there can be no assurances that Company will bring such services to market or that such services would achieve market acceptance.

The mobile e-commerce and information services marketplace is expected to evolve very rapidly. There can be no assurance that the Company's competitors will not develop or market mobile e-commerce and information services that are superior to those of the Company or achieve greater market acceptance than those of the Company.

Competition in Mobile Communication Device Operating Systems. The Company expects intense competition among mobile communicating device operating systems to the extent a market develops for such mobile devices. Although the Company believes that the diverse segments of the mobile communicating device market will provide opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more market segments. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than the Company, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, Microware, and 3COM (through its Palm Computing division), have each developed or are reported to be developing operating systems which may compete directly with the Company's current operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, thus providing operating systems which compete with the Company's offerings in terms of size and battery life. Each of these systems represents an effort to deliver an operating system for use in mobile communicating devices, and one or more of these systems may include or improve upon features which the Company believes currently give the GEOS and GEOS-SC system software an advantage in mobile communicating devices over competing operating systems. Moreover, a number of the Company's current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for their mobile communicating devices and thereby compete directly with the Company. There can be no assurance that the Company's competitors will not develop or market mobile communicating device operating system or application software products that are superior to those of the Company, that are offered at lower prices than those of the Company, or that achieve greater market acceptance than those of the Company.

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

Dependence on Development of Mobile Device Content and Services. The Company believes its long-term financial success is dependent on its ability to derive revenue from the delivery of content and services for mobile communicating devices. The Company's plan for generating such revenue includes: sales by the Company of internally developed client and server software, advertising revenue associated with mobile information services, transaction revenue from mobile information services and integration by the Company of third-party content, applications and services. There can be no assurance, however, that the Company will be able to derive significant revenue from any of these sources. The Company currently offers only a very limited number of aftermarket applications in selected smart phone market segments. The Company's wireless server and client development resources, experience and market presence are more limited than those of many other developers. There can be no assurance that the Company will be able to successfully develop additional aftermarket products or services or obtain distribution rights to third-party products or content, or that any such products, content or services will achieve acceptance in the market. Further, the Company has historically marketed operating systems and applications, and has only limited experience marketing server and client applications and mobile e-commerce and information services. There can be no assurance that the Company will be able to offer sufficiently attractive products and services to generate significant revenue and the Company may be required to respond to competitive products and services. Finally, practical and effective mobile distribution of content and services is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate infrastructure. Accordingly, there can be no assurance that mobile distribution will prove to be feasible or that the Company's technology will be suitable for the distribution infrastructure as it develops. If the Company is unable to derive significant revenue from one or more of the foregoing sources, there will be material adverse impact to its long-term business, results of operations and financial condition.

Risks of Software Product Development and Risk of Delays. The Company's future success will depend upon its ability to develop and release, on a timely basis, new application software products and new mobile e-commerce and information services. Broad acceptance of the Company's existing and yet to be released products and services in new markets is critical to its future success. The Company has made progress toward this development goal, but acceptance of its newly developed products and services in the market is uncertain.

Because of the short product life cycles and intense competition expected in the mobile communicating device market and mobile e-commerce and information services markets, the timeliness of new product and service introductions and shipments can be critical to whether a particular product or service will ever achieve market acceptance. There can be no assurance that the Company will be able to develop, introduce and ship new products or services on a timely basis. Furthermore, from time to time, the Company and others may announce new products, features, technologies or services which have the potential to replace or shorten the life cycle of the Company's existing product and service offerings. There can be no assurance that announcements by the Company or by its competitors will not cause customers to defer purchasing existing products or use the services of the Company. Delays or difficulties associated with developing or introducing new products or services could have a material adverse effect on the Company's business and results of operations.

Dependence on Limited Number of Revenue Generating Customers. In fiscal year 1999, one OEM customer accounted for greater than half of the Company's total net revenues, and three OEM customers collectively accounted for 90%. During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers collectively accounted for 74% of the Company's total net revenues. Therefore, a termination or decline in the Company's business relationship with any of its existing customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based upon the Company's software. The Company's research and development revenue is dependent on a limited number of contracts with customers. This revenue is constrained by the available research and development employees currently on staff and the rate at which new highly skilled technical resources could be hired. The Company derives a substantial portion of its revenue from customers in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian customers and from customers who market their products within Asia.

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

Royalty Revenues from the Smart Phone Market. The Company's historical efforts have been concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success has in the past depended upon the emergence of a new market for these products. The Company derives royalty revenue on a per unit basis and total royalty revenue depends on the volume of smart phone devices shipped. Although the market for wireless mobile telephones is well established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date, no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. The Company has developed the operating system software for six smart phone products which are currently shipping. Although these devices have received positive reviews and several industry awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. Further, there can be no assurance that royalty revenues will ever provide a meaningful contribution to the Company's overall financial results.

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

Based on its assessment to date, the Company believes that the current versions of its products, as well as its internal management information and other systems, are either Year 2000 compliant or will not require substantial effort or cost to become Year 2000 compliant. The Company's review of its Year 2000 issues has been conducted internally by company management and personnel and has been reviewed by the Board of Directors. No outside services or consultants have been retained in the review process. To date, the Company has spent less than $100,000 on costs associated with Year 2000 compliance, as most of the necessary software upgrades and other remediation efforts to date have been covered under existing maintenance and warranty agreements with vendors. The Company does not believe that any such additional costs will become material in the future. Should Year 2000 problems arise in their most severe form, the Company believes that royalty revenues associated with OEM products could be adversely affected due to the recall or delay in commercial release of such products, and further believes that in the worst case scenario certain internal functions, in particular telecommunication features such as voicemail, could be disrupted. Additionally, the Company may be obligated to certain of its OEM customers for legal damages or additional development work should it be determined that the Company's software products failed to perform as warranted. However, the Company believes there is only a remote chance that such severe outcomes could occur, and believes that it cannot reasonably estimate the range of lost revenues or additional costs, if any, that would result should such outcomes occur.

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

For the Company's internal management information and communication systems, a review of each system has occurred and a remediation program appropriate to any detected exposure has been adopted. The Company estimates that the aggregate cost of these remediation programs will not exceed $100,000, and expects that the majority of any costs incurred will relate to the upgrade of certain telecommunication systems such as voicemail. The Company purchased an upgrade to its PBX system to ensure its Year 2000 compliance, and will purchase a new voicemail system this fiscal year. The Company's review has also addressed certain aspects of the Company's operations which are traditionally considered to be outside the scope of standard information and communication systems. The most significant remediation program identified in this part of the Company's review involved upgrading the Company's building security systems. The Company intends to continue its review of its internal systems and operations for Year 2000 compliance, but does not anticipate that such additional reviews will uncover exposures of a material nature which have not been previously identified.

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

ITEM 3   --   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK

Not applicable.





                          PART II -- OTHER INFORMATION

ITEM 6   --   EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits


         10.28 Exhibit A-2 to the Geoworks Corporation - Mitsubishi Electric Corporation Technology Agreement, effective June 30, 1999 ###p

         27.1     Financial Data Schedule


                  ###p Confidential treatment has been requested and is pending as to portions thereof


         b)   Reports on Form 8-K

              No reports on Form 8-K were filed for the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.




Date:  August 13, 1999
                                         GEOWORKS CORPORATION




                                         by:   /s/   Stephen T. Baker
                                             ----------------------------------
                                         Stephen T. Baker
                                         Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS





         Exhibit No.       Description
         -----------       -----------
         10.28             Exhibit A-2 to the Geoworks Corporation - Mitsubishi Electric
                           Corporation Technology Agreement, effective June 30, 1999 ###p

         27.1              Financial Data Schedule