Form 10-Q
period 1999-09-30
GEOWORKS /CA/
filed 1999-11-12
CIK 922285

                                 United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from________ to________ .

Commission file number 0-23926

                              GEOWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

--------------------------------------------------------------------------------
              DELAWARE                                  94-2920371
--------------------------------------------------------------------------------
   (State or other jurisdiction of                    I.R.S. Employer
   incorporation or organization)                   Identification No.)

960 ATLANTIC AVENUE, ALAMEDA, CALIFORNIA                  94501
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[ X ] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

As of October 31, 1999, the Company had outstanding 17,721,976 shares of Common Stock, $ 0.001 par value per share.

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                       Page
Part I. Financial Information

        Item 1. Financial Statements (Unaudited)

                Condensed consolidated balance sheets: September 30, 1999 and
                March 31, 1999                                                            2

                Condensed consolidated statements of operations: Three and six
                months ended September 30, 1999 and 1998                                  3

                Condensed consolidated statements of cash flows: Six months
                ended September 30, 1999 and 1998                                         4

                Notes to condensed consolidated financial statements: September
                30, 1999                                                                  5-7

        Item    2. Management's discussion and analysis of financial condition
                and results of operations                                                 8-20

        Item    3. Quantitative and Qualitative Disclosures about Market Risk             20

Part II. Other Information

        Item    4. Submission of matters to a vote of security holders                    21

        Item    6. Exhibits and Reports on Form 8-K                                       21

Signature                                                                                 22

                          PART I FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                                       Sept. 30,         March 31,
                                                         1999              1999
                                                       --------          -------
ASSETS
Current assets:
     Cash and cash equivalents                          $ 3,036         $ 1, 760
     Marketable securities                               11,213           11,955
     Accounts receivable                                    463            3,102
     Prepaid expenses and other current assets              649              371
                                                        -------          -------
          Total current assets                           15,361           17,188

Furniture and equipment, net                                813              973
Long-term investment                                     24,718               --
Other assets                                                 22               22
                                                        -------          -------
                                                        $40,914          $18,183
                                                        =======          =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
     Accounts payable                                   $   729          $   504
     Accrued and other current liabilities                2,315            2,807
     Deferred revenue                                     2,512            1,498
                                                        -------          -------
          Total current liabilities                       5,556            4,809

Stockholders' equity                                     35,358           13,374
                                                        -------          -------
                                                        $40,914          $18,183
                                                        =======          =======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                                     Three Months Ended                    Six Months Ended
                                                ---------------------------          ----------------------------
                                                Sept. 30,         Sept. 30,          Sept. 30,          Sept. 30,
                                                  1999              1998               1999               1998
                                                --------          ---------          ---------          ---------
Net revenues:
     Professional services                      $  1,384           $    145           $  2,533           $    145
     Research and development fees                    --                746                 --              2,031
     License and other revenue                     1,556                402              2,040                610
                                                --------           --------           --------           --------
          Total net revenues                       2,940              1,293              4,573              2,786

Operating expenses:
     Cost of services                                934                146              1,729                146
     Cost of license revenue                         115                 13                181                 31
     Sales and marketing                           1,109              1,403              2,039              2,646
     Research and development                        977              3,563              1,926              8,203
     General and administrative                      814                909              1,516              1,820
                                                --------           --------           --------           --------
          Total operating expenses                 3,949              6,034              7,391             12,846
                                                --------           --------           --------           --------

Operating loss                                    (1,009)            (4,741)            (2,818)           (10,060)

Other income (expense):
     Interest income                                 146                171                285                366
     Interest expense                                 --                 (2)                (9)               (20)
                                                --------           --------           --------           --------
Loss before income taxes                            (863)            (4,572)            (2,542)            (9,714)

Provision for income taxes                           131                 29                296                 60
                                                --------           --------           --------           --------
Net loss                                        $   (994)          $ (4,601)          $ (2,838)          $ (9,774)
                                                ========           ========           ========           ========

Net loss per share - basic and diluted          $  (0.06)          $  (0.29)          $  (0.16)          $  (0.61)
                                                ========           ========           ========           ========

Shares used in per share computation              17,723             16,048             17,683             15,990
                                                ========           ========           ========           ========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                             Six Months Ended
                                                                      --------------------------------
                                                                      Sept. 30,              Sept. 30,
                                                                        1999                   1998
                                                                      ---------              ---------
Operating activities:
      Net loss                                                        $(2,838)               $(9,774)
      Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
            Depreciation and amortization                                 326                    754
            Changes in operating assets and liabilities                 3,134                  1,229
                                                                      -------                -------
Net cash provided by (used in) operating activities                       622                 (7,791)
                                                                      -------                -------

Investing activities:
      Purchases of property and equipment                                (166)                  (121)
      Sales of marketable securities (net of purchases)                   742                  1,985
                                                                      -------                -------
Net cash provided by investing activities                                 576                  1,864
                                                                      -------                -------

Financing activities:
      Payments of capital lease and debt obligations                      (26)                  (308)
      Net proceeds from issuance of common stock                          111                    170
                                                                      -------                -------
Net cash provided by (used in) financing activities                        85                   (138)
                                                                      -------                -------

Foreign currency translation adjustments                                   (7)                   (25)
                                                                      -------                -------
Net increase (decrease) in cash and cash equivalents                    1,276                 (6,090)
Cash and cash equivalents at beginning of period                        1,760                  8,738
                                                                      -------                -------
Cash and cash equivalents at end of period                            $ 3,036                $ 2,648
                                                                      =======                =======

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and six months ended September 30, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three or six months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

In the fiscal year beginning April 1, 1999, the Company began disclosing professional services revenues and the related service costs. Such consulting services can be offered at relatively higher rates than those for Original Equipment Manufacturer (OEM) funded research and development fees, but do not generally have the additional revenue potential provided by a royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. The majority of the current professional service projects involve consulting related to technology previously developed by Geoworks. Cost of services are those expenses incurred to provide professional services, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts.


2.  NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted earnings per share would have included the effect of 3,193,119 and 3,561,808 common equivalent shares related to outstanding stock options at September 30, 1999 and 1998, respectively.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  LONG-TERM INVESTMENTS

In connection with the transfer of certain technology and rights to two privately held companies, Wink Communications, Inc. ("Wink") and Global PC, Inc. ("Global PC"), the Company received a minority equity interest in each of these companies. The costs of developing the related technologies were previously charged to operations; accordingly no value had been attributed to these interests in the previously reported consolidated financial statements.

In August 1999, Wink completed an initial public offering. Therefore, the carrying value of the Company's investment in Wink (565,800 common shares) has now been determined based on the closing price of Wink shares per the NASDAQ Market on the balance sheet date. The value of this investment will fluctuate with the market price of Wink shares. A portion of the Wink shares owned by the Company are subject to standard lock-up restrictions common to public offerings. The unrecognized gain on the Wink shares, which is equal to the investment balance, is included in stockholders' equity.


4.  COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                                       Three months ended                   Six months ended
                                                          September 30,                       September 30,
                                                    1999               1998               1999               1998
                                                  --------           --------           --------           --------
Net loss                                          $   (944)          $ (4,601)          $ (2,838)          $ (9,774)
Unrealized gain on marketable securities            24,718                 --             24,718                 --
Foreign currency translation adjustments                (8)               (31)                (7)               (25)
                                                  --------           --------           --------           --------
Comprehensive gain (loss)                         $ 23,766           $ (4,632)          $ 21,873           $ (9,799)
                                                  ========           ========           ========           ========


5.  RESTRUCTURING CHARGES

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

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  RESTRUCTURING CHARGES (CONTINUED)

The following table summarizes the restructuring activity (in thousands):

                                                              Write-off
                                                             of property     Accrual of
                                           Severance and         and           lease
                                          related charges     equipment      commitments        Total
                                          ---------------     ---------      -----------       ------
Total restructuring charges                    $  247          $  501          $1,042          $1,790
Amount paid                                        59              --              --              59
Amount written off                                 --             501              --             501
                                               ------          ------          ------          ------
Accrued liabilities at March 31, 1999             188              --           1,042           1,230
Activity in six months
   ended September 30,1999
Amount paid                                       167              --             271             438
                                               ------          ------          ------          ------
Accrued liabilities at Sept. 30, 1999          $   21              --          $  771          $  792
                                               ======          ======          ======          ======

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

Actual results may vary materially from such forward-looking statements due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence and exploitation of the wireless device and wireless content services markets, the activities of a limited number of device manufacturers, and the fact that Company participates in but has no direct control over those markets and activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants;
(iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products and services on a timely basis; (iv) widespread adoption of mobile communication devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure, encryption, and security technologies; (v) the Company anticipates the emergence and potential impact of competitive products and services; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 13.

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

Results of Operations

Net Revenues

                                     Three Months Ended
                                   -----------------------             Change
                                   Sept. 30,     Sept. 30,      --------------------
                                      1999          1998           $             %
                                   ---------     ---------      -------        -----
Net revenues:
Professional services               $ 1,384       $   145       $ 1,239         854%
Research and development fees            --           746          (746)       (100)
License and other revenue             1,556           402         1,154         287
                                   ---------     ---------      -------        -----
 Total net revenues                 $ 2,940       $ 1,293       $ 1,647         127%
                                   =========     =========      =======        =====

                                       Six Months Ended
                                   -----------------------             Change
                                   Sept. 30,     Sept. 30,      --------------------
                                     1999          1999            $             %
                                   ---------     ---------      -------        -----
Net revenues:
Professional services               $ 2,553       $   145       $ 2,388        1,647%
Research and development fees            --         2,031        (2,031)        (100)
License and other revenue             2,040           610         1,430          234
                                   ---------     ---------      -------        -----
 Total net revenues                   4,573         2,786       $ 1,787           64%
                                   =========     =========      =======        =====


        Net revenues increased 127% and 64% during the quarter and six months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. These increases were attributable to new professional services revenues and increased license revenues which more than offset the lack of research and development fees revenues in the quarter and six months ended September 30, 1999. The shift in revenues to professional services from research and development fees is consistent with the Company's shift of focus to becoming a mobile e-commerce and information services provider.

        Professional services revenue increased $1.2 million and $2.4 million for the quarter and six months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. These increases are a result of the change in the nature of the contractual arrangements for engineering services provided by the Company as well as growth in the volume of engineering consulting services provided. In the second quarter of fiscal 1999, the Company began providing some of its non-recurring engineering services on a consulting basis rather than as Original Equipment Manufacturer (OEM) funded research and development. Such consulting services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a product royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. Current professional service projects involve consulting related to technology previously developed by Geoworks as well as the development of new technologies supporting mobile communications. As of September 30, 1999, the Company had approximately $3.0 million of potential additional revenue to earn from professional services under the terms of executed contracts which have established contract values. There can be no assurance that such revenues will be recognized because it is possible that the Company will not be able to assemble or maintain the engineering staff and resources necessary to meet the customers' currently anticipated scope of these projects, and because there can be no assurance that these customers will not reduce the scope or delay the schedules of the projects contemplated in these contracts.

        Although the Company continues to have certain research and development fee contracts, no revenue was recognized on these contracts in the quarter or six months ended September 30, 1999. As discussed above, the Company's business model is changing and OEM funded research and development contracts are not being actively pursued. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the

        OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted to projects in which research and development fees are charged. As of September 30, 1999, the Company had approximately $320,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will achieve the milestones required to earn such fees.

        License and other revenue increased 287% and 234% in the quarter and six months ended September 30, 1999, respectively, as compared to the same periods of the prior fiscal year. These increases were the result of royalties received based on increased shipments of units sold by a single OEM licensee and the recognition of $500,000 of deferred revenue as the Company completed certain training milestones per the terms of a source code license agreement signed in the quarter ended March 31, 1999. Royalty revenue based on the shipments of the single OEM customer has increased in both quarters of the current fiscal year versus the same quarters of the prior year. The recognition of the deferred source code license revenue occurred in the quarter ended September 30, 1999. Under the terms of the noted source code agreement, the Company has also received an additional $500,000 which has not yet been recognized pending the completion of certain other contract liabilities. The Company's realization of license or royalty revenues from OEM licensees is uncertain due to potential delays and risks in the commercial release and acceptance of such products. Note that although royalty revenues have increased in the current fiscal year, because the Company has sold source code outright and terminated a number of license agreements over the past two fiscal years, and because the Company is now focusing on professional services, mobile e-commerce and information services, the number of OEMs subject to license agreements which could generate future royalty revenues has decreased. Historically, license and other revenue has also included non-recurring items such as one-time source code license fees, or fees received due to changes in the terms of license agreements resulting from amendment, restructuring, or termination of these agreements.

Operating Expenses

        Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts. The Company's gross margin percentage on professional services revenues was 33% and 32% for the quarter and six months ended September 30, 1999, respectively as compared to zero percent in the same periods of the prior fiscal year. The costs of services expenses and the related gross margin were significantly less in the quarter and six months ended September 30, 1998 because the Company had just begun to offer professional services under consulting agreements. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. As the Company has a limited history in providing such services, the gross margin percentage for the quarter and year to date is not necessarily indicative of future operating results.

        Cost of License Revenue. Cost of license revenues consists of license payments to third parties for software that is incorporated into the Company's software. Cost of license revenues have increased $102,000 and $150,000 in the quarter and six months ended September 30, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. License payments have increased due to the increased volume of royalty revenue recognized by the

Company in the same periods. Gross margin percentage on license and other revenue was 93% and 91% in the quarter and six months ended September 30, 1999, respectively, as compared to 97% and 95% in the corresponding periods of the previous fiscal year. Gross margins have been reduced slightly in the current fiscal year periods because a greater proportion of the license and other revenues has been subject to such third party software license agreements.

        Sales and Marketing. Sales and marketing expense decreased $294,000, or 21%, and $607,000, or 23% in the quarter and six months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. Due to the change in the Company's business focus, the Company has narrowed the scope of its sales and marketing activities during the current fiscal year, and as a result has reduced its sales and marketing staff by approximately 39% in the six months ended September 30, 1999 as compared to the six months ended September 30, 1998. The cost savings from headcount reductions have been partially offset by increased spending on marketing and advertising programs, including those to support the launch of the Company's Mobile Attitude service offering. In addition, the Company incurred a termination fee of approximately $100,000 in the quarter ended June 30, 1999 in connection with the cancellation of a long-term agreement with the Company's primary sales agency in Japan.

        Research and Development. Research and development expense decreased $2,586,000, or 73%, and $6,277,000 or 77%, in the quarter and six months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. These decreases are attributable principally to reductions in staffing and related costs, including those resulting from the restructuring actions taken in the fourth quarter of fiscal 1999. Such staff and expense reductions were necessary as the Company stopped doing operating system development and reacted to reduced levels of OEM funding. The Company has also narrowed the scope of its internal research and development to focus on its mobile e-commerce and information services business. Research and development headcount has been reduced approximately 70% compared to the quarter ended June 30, 1998. Approximately 11% of the reduction in research and development headcount is due to the shift of staff into professional services consulting.

        General and Administrative. General and administrative expense decreased $95,000, or 10%, and $304,000 or 17%, during the quarter and six months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. These decreases are due to reduced staffing costs and reduced professional fees consistent with the reductions in staffing and activity in other areas of the Company due to the restructuring actions taken in the fourth quarter of fiscal 1999 and the change in the Company's business focus.


Other Income (Expense)

        Interest income declined $25,000 or 15%, and $81,000, or 22%, during the quarter and six months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. These decreases were attributable primarily to reduced cash balances available to the Company for short-term investment as a result of the Company's operating deficits over the preceding 12 months. Interest expense was not significant in the quarter or six months ended September 30, 1999 or the corresponding periods of the prior fiscal year because the Company has only minimal levels of capital lease and debt obligation liabilities outstanding in these periods.

Provision for Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income taxes increased by $102,000 and $236,000 in the quarter and six months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are due to the increased levels of royalty and license payments received by the Company discussed above.

Liquidity and Capital Resources

        The Company's cash, cash equivalents, and marketable securities have increased to $14.2 million at September 30, 1999 from $13.7 million at March 31, 1999. Although the net loss in the six months ended September 30, 1999 was $2.8 million, total cash and marketable securities have increased $534,000, due primarily to changes in working capital, principally collections of accounts receivable and increased deferred revenue liability. This increase in total cash and marketable securities in the six months ended September 30, 1999 is significantly improved compared to the $8.1 million decrease for the same period of the prior fiscal year. This reduced usage of cash is attributable to actions taken by Company management to better align its cost structure with revenue projections, including restructuring moves made in the quarter ended March 31, 1999, as well as the collection of receivables and related customer deposits as a result of the revenue increases discussed above.

        The Company's purchases of property and equipment in the six months ended September 30, 1999 and September 30, 1998 were not significant, consistent with reductions in personnel resulting from restructuring moves and reduced levels of OEM funded research and development activities in these periods. Marketable securities transactions in the six months ended September 30, 1999 and 1998 were performed when necessary to meet operating cash requirements.

        Payments of capital lease and debt obligations were reduced in the six months ended September 30, 1999 compared to the same period of the prior year reflecting the reduced levels of these liabilities in the current quarter compared to the same quarter of the prior year. Proceeds from issuance of common stock in the six months ended September 30, 1999 and 1998 were generated from the Company's employee stock option and employee stock purchase plans.

        As discussed in the Company's August 24, 1999 filing on Form 8-K, an additional source of liquidity available to the Company is its ownership of 565,800 shares of common stock of Wink Communications, Inc. ("Wink"). Wink completed its initial public offering in August 1999 (Nasdaq Symbol: WINK) and as result the Company has posted the value of these shares to its balance sheet. The value of this investment will fluctuate with the market price of Wink shares. This investment had a value of $24.7 million and $22.6 million as of September 30, 1999 and November 10, 1999, respectively. A portion of the Wink shares owned by the Company are subject to the standard restrictions common to public offerings. The Company's strategy for liquidating all or some portion of these shares will be dependent upon a number of factors. Such factors include, but are not limited to, the levels of cash used in Company operations, the desire to diversify the Company's investment risk, and the performance of Wink stock versus the stock market as a whole.

        The Company expects to increase its investment in the development of its mobile e-commerce and information services business, including additional sales, marketing and research and development spending, and expects to incur additional operating losses at least through the current fiscal year ending March 31, 2000. Although the Company anticipates that its existing cash and capital resources will be adequate to satisfy its operating and capital requirements for at least the next twelve months, there can be no assurance that the Company will not require additional funding in that time frame or that such additional funding, if needed, will be available on acceptable terms.


Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of September 30, 1999, the Company had an accumulated deficit of $91.9 million, and had incurred operating losses of approximately $16.3 million, $16.0 million, and $15.5 million in the fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company expects to continue to incur substantial annual operating losses in the fiscal year ending March 31, 2000, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's strategic plan to achieve profitability includes reducing its operating expenses and maximizing its revenues in the near term by increasing professional services consulting revenues and focusing on mobile e-commerce and information services, but there can be no assurance that such a plan will be successfully implemented. The Company's objective is to leverage its position as a leading provider of operating system software for the smart phone market by developing and marketing other products and services to the installed base of devices and future mobile devices. Specifically, the Company is focusing on its professional services consulting business, as well as introducing the Mobile Attitude service, which delivers mobile information services to digital mobile phones and pagers owned by business and consumer end users. The Company's strategy includes extending the reach of data available on the World Wide Web to wireless devices through its technology. The duration and outcome of any of these efforts is uncertain, and the Company's future operating results will depend upon the growth rate of these markets, and the Company's ability to establish business relationships with leading industry partners, to introduce successful products and services, to generate additional revenues through mobile e-commerce and information services, and to achieve and maintain a competitive advantage should such a market develop.

Adequacy of Capital Resources to Execute Business Plan. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements for at least the next twelve months. The Company expects to incur additional losses for the fiscal year ending March 31, 2000, and may require substantial additional capital beyond that time to successfully execute its business plan and achieve profitability. The Company's long-term capital requirements will depend upon many factors, including, but not limited to, revenue from operations, working capital requirements, investment in product development and sales and marketing activities, and capital expenditures. Historically, the Company has relied upon the sale of equity securities, advance payments of license revenue and engineering fees, and short-term loans as sources of funding. In the event the Company requires additional financing to execute its business plan, there can be no assurance that such additional financing will be available or that, if available at all, the terms of such financing would be favorable to the Company or to its stockholders without substantial dilution of their ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, the Company may be required to significantly curtail the scale of its operations, forego market opportunities, or obtain funds through arrangements with strategic partners or others that may require the Company to relinquish material rights to certain of its technologies or potential markets.

Competition in Mobile E-Commerce and Information Services. Significant competition exists and will continue to develop in the mobile e-commerce and information services arena. Competition will come from service providers and Internet content and transaction providers. Companies with significantly greater financial, technical and marketing resources and greater name recognition are currently offering or are reported to be developing mobile e-commerce and information services that may compete directly with the Company's information services. These companies include Motorola, Phone.com, Saraide, Aether Technologies, Airflash, @mobile, Intelligent Information, Inc., coolsavings.com, netcentives.com, Microsoft, Yahoo and other Internet portals.

In June 1999, the Company introduced Discopro.com, its first information service. The service features discounts and promotions which are delivered to digital cell phones and alphanumeric pagers. In September 1999, the Company announced Mobile Attitude. This will be the Company's umbrella mobile portal brand under which a host of channels will be offered. Discopro.com is now the Discounts channel within Mobile Attitude and an additional channel, Reminders, was introduced in September. Reminders gives users the ability to have messages sent to their digital phone or alphanumeric pager to remind them of appointments, meetings, birthdays or other events of their choosing. The Company's Mobile Attitude Service is a new business unit scheduled for independent legal and accounting treatment. Although Mobile Attitude is among the first to offer free, advertising-sponsored services delivered to mobile devices, there can be no assurances that these services will attract the number of advertisers or customers necessary to achieve market acceptance or that the market share captured, if any, will be adequate to provide a reasonable return on investment. The Company plans to offer additional mobile e-commerce services to business and consumer end users, but there can be no assurances that Company will bring such services to market or that such services would achieve market acceptance.

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

Due to the Company's transition away from the development of operating system technology, license fees and royalty revenues related to this technology are expected to decrease in future quarters.

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

Dependence on Limited Number of Revenue Generating Customers. In the six months ended September 30, 1999, three customers have accounted for 96% of the Company's total net revenues. In fiscal year 1999, one OEM customer accounted for greater than half of the Company's total net revenues, and three OEM customers collectively accounted for 90%. During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers collectively accounted for 74% of the Company's total net revenues. Therefore, a termination or decline in the Company's business relationship with any of its existing customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based upon the Company's software. The Company's professional services and research and development revenues are dependent on a limited number of contracts with customers. This revenue is constrained by the available research and development employees currently on staff and the rate at which new highly skilled technical resources could be hired. The Company derives a substantial portion of its revenue from customers in Japan, and views the whole of the Asian region as strategic to its business objectives. Continuing economic difficulties within Asia have had, and may continue to have, a material adverse effect on the Company's ability to generate revenue from Asian customers and from customers who market their products within Asia.

History of Disappointing Revenue from Previous Generation Products. Historically, the Company emphasized the licensing of its operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. The Nokia 9110, Nokia 9000, Toshiba Dialo, Toshiba Genio and Mitsubishi Moem-D have had only modest unit sales. The non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in the non-communicating device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely as a result. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

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

Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. The Company expects that its operating results will fluctuate as a result of: the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon or using the Company's software; the introduction and distribution of new system and application software by the Company; the introduction and acceptance of the Company's mobile e-commerce and information services; the extent to which the Company can negotiate and subsequently earn professional services and research and development fees from customers; the ability of the Company to effectively manage its costs; and actions by competitors of the Company. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from mobile e-commerce and information services will vary based on the market success of the advertising sponsored services model and the ability of the Company to derive a transaction fee from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with customers and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of research and development and sales and marketing expenses. The Company has traditionally devoted substantial resources toward research and development, which has affected its investment and performance in other activities and in turn affected reported operating results. While the Company has taken recent measures to reduce its research and development expenditures, its investment in research and development remains significant relative to its investment in other aspects of the Company's operations. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

International Operations. Revenue from international operations has accounted for the majority of the Company's revenue in each of the last three fiscal years. The Company anticipates that such international revenue will continue to represent a significant portion of the Company's future revenue. Revenue from international sources is subject to certain inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. In particular, the Company derives a substantial portion of its revenue from customers in Europe and Japan, and views these regions as strategic to its business objectives. Although the Company's revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on the Company's ability to execute agreements with international customers, and as a result could adversely affect the Company's ability to generate revenue from technology licensing, professional services, research and development fees, and mobile e-commerce and information services. Additionally, royalty income from licensees in certain countries, such as Japan and Finland, is subject to the withholding of income taxes. The amount and mix of the Company's revenue derived from such licensees will impact the Company's provision for income taxes. Differences in the amount and mix of the Company's revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by the Company may adversely impact the Company's income tax rate.

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

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, sales, administrative and management personnel, and on its ability to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products and services. The competition in the high technology industry for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. With the exception of certain executive positions, the Company does not have employment contracts with its key employees. In October 1998, the Company appointed Stephen
T. Baker as Vice President and Chief Financial Officer. In January 1999, David
A. Thatcher resigned his position as the Company's President and Chief Executive Officer and was replaced by David L. Grannan, former Vice President, Marketing. In January 1999, Lars Stenstedt was promoted to Vice President, Sales and Business Development; Rhonda Jobe was promoted to Vice President, Marketing; and Adam de Boor was appointed Vice President and Chief Technical Officer. In May 1999, Wendy Nemeroff, Vice President and General Counsel resigned. In September 1999, Donald G. Ezzell was appointed Chief Operating Officer, General Counsel and Secretary. The loss of key employees, as well as changes in the Company's executive management, could have a material adverse effect on the Company's business, operating results, and financial condition.

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

For the Company's internal management information and communication systems, a review of each system has occurred and a remediation program appropriate to any detected exposure has been adopted. The Company estimates that the aggregate cost of these remediation programs will not exceed $100,000, and expects that the majority of any costs incurred will relate to the upgrade of certain telecommunication systems such as voicemail. The Company purchased and installed upgrades to its PBX and voice mail system to ensure its Year 2000 compliance. The Company's review has also addressed certain aspects of the Company's operations which are traditionally considered to be outside the scope of standard information and communication systems. The most significant remediation program identified in this part of the Company's review involved upgrading the Company's building security systems. The Company intends to continue its review of its internal systems and operations for Year 2000 compliance, but does not anticipate that such additional reviews will uncover exposures of a material nature which have not been previously identified.

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

                            PART II OTHER INFORMATION

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on September 14, 1999.

(b) The Company's Board of Directors is elected at each Annual Meeting of Stockholders. The Directors elected at the meeting were: John B. Balousek, Bernard B. Bianchino, Gordon E. Mayer, Eric E. Schmidt and David L. Grannan.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.


        1. To elect directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected.

        NOMINEE                          FOR                    WITHHELD
        -------                      ----------                 --------
        John B. Balousek             13,675,658                 188,787
        Bernard B. Bianchino         13,677,663                 186,782
        Gordon E. Mayer              13,655,335                 209,110
        Eric E. Schmidt              13,677,363                 187,032
        David L. Grannan             13,677,988                 186,457


        2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending March 31, 2000.

                             FOR       OPPOSED    NON-VOTE    ABSTAIN
                         ----------    -------    --------    -------
        Common  Stock    13,771,886     63,258        0        29,301


ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K


        a) Exhibits

27.1              Financial Data Schedule

        b) Reports on Form 8-K

        The Company filed a report on Form 8-K dated August 24, 1999 announcing that the value of its shares of Wink Communications, Inc. had been added to its balance sheet.

        The Company filed a report on Form 8-K dated September 30, 1999 announcing that Donald G. Ezzell was hired as Chief Operating Officer, General Counsel and Secretary.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.




Date:  November 12, 1999
                              GEOWORKS CORPORATION




                              by:   /s/   Stephen T. Baker
                              -------------------------------
                              Stephen T. Baker
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal
                              Financial Officer)

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS



      Exhibit No.             Description
      -----------             -----------


      27.1                    Financial Data Schedule