Form 10-Q
period 1999-12-31
GEOWORKS /CA/
filed 2000-02-14
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[ x ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended DECEMBER 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______ .

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

As of February 3, 2000, the Company had outstanding 18,147,428 shares of Common Stock, $0.001 par value per share.

                              GEOWORKS CORPORATION

                                      INDEX



                                                                                                    Page
                                                                                                    ----
Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

        Condensed consolidated balance sheets: December 31, 1999 and March 31, 1999                   2

        Condensed consolidated statements of operations:  Three and nine months ended
        December 31, 1999 and 1998                                                                    3
        Condensed consolidated statements of cash flows:  Nine months ended
        December 31, 1999 and 1998                                                                    4

        Notes to condensed consolidated financial statements: December 31, 1999                     5-7

    Item 2.  Management's discussion and analysis of financial condition and results
           of operations                                                                           8-21

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                              21

Part II.  Other Information

    Item 5.  Other Information                                                                       22

    Item 6.  Exhibits and Reports on Form 8-K                                                        22

Signature                                                                                            23

                         PART I -- FINANCIAL INFORMATION



ITEM 1  --  FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)



                                                        Dec. 31,        March 31,
                                                         1999              1999
                                                        --------        ---------
ASSETS
Current assets
     Cash and cash equivalents                          $ 3,935          $ 1,760
     Marketable securities                               11,531           11,955
     Accounts receivable                                    668            3,102
     Prepaid expenses and other current assets              849              371
                                                        -------          -------
          Total current assets                           16,983           17,188

Furniture and equipment, net                                868              973
Long-term investments                                    31,449               --
Other assets                                                 14               22
                                                        -------          -------
                                                        $49,314          $18,183
                                                        =======          =======

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Current liabilities
     Accounts payable                                   $   455          $   504
     Accrued and other current liabilities                2,427            2,807
     Deferred revenue                                     2,452            1,498
                                                        -------          -------
          Total current liabilities                       5,334            4,809

Stockholders' equity                                     43,980           13,374
                                                        -------          -------
                                                        $49,314          $18,183
                                                        =======          =======



                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)



                                                  Three Months Ended                     Nine Months Ended
                                            --------------------------------       -------------------------------
                                            Dec. 31, 1999      Dec. 31, 1998       Dec. 31, 1999     Dec. 31, 1998
                                            -------------      -------------       -------------     -------------
Net revenues:
     Professional services                     $  1,975           $    606           $  4,508           $    751
     Research and development fees                  248                954                248              2,985
     License and other revenue                      906                394              2,946              1,004
                                               --------           --------           --------           --------
          Total net revenues                      3,129              1,954              7,702              4,740

Operating expenses:
     Cost of services                             1,291                369              3,020                515
     Cost of license revenue                         73                  6                254                 37
     Sales and marketing                          1,577              1,312              3,616              3,958
     Research and development                       839              3,003              2,765             11,206
     General and administrative                     829                818              2,345              2,638
                                               --------           --------           --------           --------
          Total operating expenses                4,609              5,508             12,000             18,354
                                               --------           --------           --------           --------

Operating loss                                   (1,480)            (3,554)            (4,298)           (13,614)

Other income (expense):
     Other income                                 2,309                 --              2,309                 --
     Interest income                                162                130                447                496
     Interest expense                                (1)                (5)               (10)               (25)
                                               --------           --------           --------           --------
Income (loss) before income taxes                   990             (3,429)            (1,552)           (13,143)

Provision for income taxes                           59                 59                355                119
                                               --------           --------           --------           --------
Net income (loss)                              $    931           $ (3,488)          $ (1,907)          $(13,262)
                                               ========           ========           ========           ========

Net income (loss) per share - basic            $   0.05           $  (0.22)          $  (0.11)          $  (0.83)
                                               ========           ========           ========           ========
Net income (loss) per share - diluted          $   0.05           $  (0.22)          $  (0.11)          $  (0.83)
                                               ========           ========           ========           ========
Shares used in per share computation

     Basic                                       17,850             16,112             17,739             16,030
                                               ========           ========           ========           ========
     Diluted                                     19,480             16,112             17,739             16,030
                                               ========           ========           ========           ========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)



                                                                            Nine Months Ended
                                                                    --------------------------------
                                                                    Dec. 31, 1999      Dec. 31, 1998
                                                                    -------------      -------------
Operating activities:

      Net loss                                                        $ (1,907)          $(13,262)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                                   478              1,001
             Realized gain on sales of long-term investments            (2,309)                --
           Changes in operating assets and liabilities                   2,519              1,053
                                                                      --------           --------
Net cash used in operating activities                                   (1,219)           (11,208)

Investing activities:
      Purchases of property and equipment                                 (373)              (159)
       Proceeds from sales of long-term investments                      2,309                 --
      Sales of marketable securities (net of purchases)                    424              3,891
                                                                      --------           --------
Net cash provided by investing activities                                2,360              3,732

Financing activities:
      Payments of capital lease and debt obligations                       (30)              (336)
      Net proceeds from issuance of common stock                         1,078                237
                                                                      --------           --------
Net cash provided by (used in) financing activities                      1,048                (99)

Foreign currency translation adjustments                                   (14)                (7)
                                                                      --------           --------
Net increase (decrease) in cash and cash equivalents                     2,175             (7,582)
Cash and cash equivalents at beginning of period                         1,760              8,738
                                                                      --------           --------
Cash and cash equivalents at end of period                            $  3,935           $  1,156
                                                                      ========           ========


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three and nine months ended December 31, 1999 and 1998 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The results of operations for the three and nine months ended December 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year. Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

In the fiscal year ending March 31, 2000, the Company began disclosing professional services revenues and the related service costs. Such consulting services can be offered at relatively higher rates than those for Original Equipment Manufacturer (OEM) funded research and development fees, but do not generally have the additional revenue potential provided by a royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. The majority of the current professional service projects involve consulting related to technology previously developed by Geoworks. Cost of services are those expenses incurred to provide professional services, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts.

2. NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. Diluted net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the effect of stock options, computed using the treasury stock method.

If the Company had reported net income for the nine months ended December 31, 1999 or for the three and nine month periods ended December 31, 1998, the calculation of diluted earnings per share for those periods would have included the common stock equivalent effects of 2,998,809 and 3,163,933 stock options outstanding at December 31, 1999 and 1998, respectively.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



3. LONG-TERM INVESTMENTS

In connection with the transfer of certain technology and rights to two privately held companies, Wink Communications, Inc. ("Wink") and Global PC, Inc. ("Global PC"), the Company received a minority equity interest in each of these companies in previous fiscal years. The costs of developing the related technologies were previously charged to operations; accordingly no value had been attributed to these interests in the consolidated financial statements reported for periods prior to August 1999.

In August 1999, Wink completed an initial public offering. Therefore, the carrying value of the Company's investment in Wink (515,800 common shares at December 31, 1999) is now determined based on the closing price of Wink shares per the NASDAQ Market at each balance sheet date. The fair value of this asset is included in long-term investments and it will fluctuate with the market price of Wink shares. A portion of these shares are subject to standard lock-up restrictions common to public offerings. The unrecognized gain on the Wink shares, which is equal to the investment balance, is included in stockholders' equity. Gains recognized on the sale of Wink shares are reported as other income.

In December 1999, the assets of Global PC were acquired by Compu-DAWN, Inc., dba MYTURN.com ("MYTN"), a publicly traded company (MYTN on NASDAQ). In connection with the acquisition, the Company signed a licensing agreement with MYTN. Per the terms of the agreement, the Company has also been granted warrants to purchase 250,000 shares of MYTN common stock at $4.50 per share. The warrants are not exercisable until April 22, 2000 and expire in December 2004. The shares underlying the warrants are unregistered shares which are subject to certain sale restrictions, however, the Company has the right to have these shares included in registration statements filed on behalf of MYTN and to require MYTN to file such registration statements, subject to certain restrictions, beginning May 15, 2000. The fair value of the Company's investment in MYTN is included in long-term investments. This value approximates the difference between the total exercise price of the warrants and the fair value of 250,000 common shares of MYTN as of the balance sheet date. The value of this investment will fluctuate with the market price of MYTN shares. The unrecognized gain on these warrants, which is equal to the investment balance, is included in stockholders' equity.

4. COMPREHENSIVE INCOME

Comprehensive income (loss) consists of the following:


                                                       Three months ended                    Nine months ended
                                                          December 31,                          December 31,
                                                  ---------------------------           ---------------------------
                                                    1999               1998               1999               1998
                                                  --------           --------           --------           --------
Net loss                                          $    931           $ (3,488)          $ (1,907)          $(13,262)
Unrealized gain on marketable securities             6,731                 --             31,449                 --
Foreign currency translation adjustments                (7)                18                (14)                (7)
                                                  --------           --------           --------           --------
Comprehensive income (loss)                       $  7,655           $ (3,470)          $ 29,528           $(13,269)
                                                  ========           ========           ========           ========

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


The following table summarizes the restructuring activity (in thousands):


                                                                Write-off
                                                                   of
                                                                 property
                                            Severance and          and          Accrual of lease
                                           related charges      equipment          commitments          Total
                                           ---------------      ---------       ----------------       ------
Total restructuring charges                    $  247            $  501              $1,042            $1,790
Amount paid                                        59                 -                   -                59
Amount written off                                  -               501                   -               501
                                               ------            ------              ------            ------
Accrued liabilities at March 31, 1999             188                 -               1,042             1,230
Activity in nine months
   ended  Dec.  31, 1999
Amount paid                                       188                 -                 357               545
                                               ------            ------              ------            ------
Accrued liabilities at Dec. 31, 1999             $  -                 -              $  685            $  685
                                               ======            ======              ======            ======

The lease commitments extend through January 2002.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

Many of the discussions in this Form 10-Q for Geoworks Corporation ("Geoworks" or the "Company") are forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 ( the "Exchange Act"). Words such as "expects," "anticipates," "believes," "intends," "plans," "seeks," "estimates," and variations of such words and similar expressions are intended to identify these forward-looking statements. In particular, discussions of the following topics include forward-looking statements: the anticipated emergence, timing and size of the market for mobile e-commerce and information services; the anticipated development of markets for wireless content, mobile device commerce and services, advertising-sponsored content services, Internet-to-wireless device information services, and the Company's intention to integrate and market such wireless content and service technologies for use by wireless device operators and consumers; the status, timing and size of the market for mobile communication devices; the Company's strategy for establishing its software and server technology as a solution for the mobile device commerce market; the Company's intention to fund and complete ongoing research and development projects, including the ongoing development and improvement of its proprietary software and services; and the Company's intention to attract new OEM licensees and other mobile communications services company's to offer expertise and development services.

Actual results may vary materially from such forward-looking statements due to various risks and uncertainties. In particular, those risks include, but are not limited to, the following: (i) the Company's business is critically dependent upon the emergence and exploitation of the wireless device and wireless content services markets, the activities of a limited number of device manufacturers and services providers, and the fact that Company participates in but has no direct control over those markets and activities; (ii) the Company's success depends upon the acceptance of its existing and future technologies by existing and new market participants; (iii) development by the Company of its technologies is subject to the scheduling and delivery risks inherent in the development of complex technologies, and such risks have in the past caused product delays and may in the future affect the Company's ability to develop and release new products and services on a timely basis; (iv) widespread adoption of mobile communication devices may depend upon the commercial availability of complementary relationships and technologies, such as wireless mobile network infrastructure, encryption, and security technologies; (v) the Company anticipates the emergence and potential impact of competitive products and services; (vi) the Company does not control the development, timing or commercial distribution of its licensees' products, and there can be no assurance that such devices will be released to the public or that the Company will receive any significant revenue therefrom; and (vii) the Company has historically experienced significant losses and disappointing revenue from past products. Please refer to the detailed discussions of these and other risk factors at Factors Affecting Future Operating Results, beginning on page 14.

Readers should not rely on forward-looking statements contained herein, which reflect the analysis of the management of Geoworks based on information known as of the date of this report. Geoworks does not undertake any obligation to release publicly the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations


Net Revenues


                           Three Months Ended             Change               Nine Months Ended               Change
                          --------------------     --------------------       -------------------      --------------------
                          Dec. 31,    Dec. 31,                                Dec. 31,   Dec. 31,
                           1999         1998          $              %         1999        1998           $              %
                          -------     --------     -------          ---       --------   --------      -------          ---
Net Revenues:
Professional Services     $ 1,975     $   606      $ 1,369          226%      $ 4,508     $   751      $ 3,757          500%
Research and
  development fees            248         954         (706)         (74)          248       2,985       (2,737)         (92)
License and other
  revenue                     906         394          512          130         2,946       1,004        1,942          193
                          -------     -------      -------         ----       -------     -------      -------         ----
 Total net revenues       $ 3,129     $ 1,954      $ 1,175           60%      $ 7,702     $ 4,740      $ 2,962           62%
                          =======     =======      =======         ====       =======     =======      =======         ====

           Net revenues increased 60% and 62% during the quarter and nine months ended December 31, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. These increases were attributable to new professional services revenues and increased license revenues which more than offset the reductions in research and development fees revenues in the quarter and nine months ended December 31, 1999. The shift in revenues to professional services from research and development fees is consistent with the Company's shift of focus to becoming a mobile e-commerce and information services provider. In addition, the Company receives license revenues based on its technology included in smart phones, its wireless internet server and various software and operating systems.

           On January 19, 2000 the Company announced a licensing program for its intellectual property rights embodied in two patents on its flexible user-interface technology. The Company's user interface technology was described and patented in U.S. Patent No. 5,327,529 which was issued on July 5, 1994. The Company's Japanese Patent No. 2,794,334 corresponds to this U.S. patent. Collectively, these patents are referred to as the "Flex UI Patents." A portion of the technology described in the Flex UI Patents has been realized in the implementation of the Wireless Application Protocol ("WAP") and the corresponding Wireless Markup Language (WML). WAP is a de facto world standard for wireless information and telephony services on digital mobile phones and other wireless terminals. The WAP Forum is an industry association devoted to developing and support implementation of the WAP standard. The Company is a member of the WAP Forum. According to the WAP Forum, member companies collectively represent approximately 95% of the world's telecommunications customers. In accordance with the WAP Forum membership guidelines, the Company has informed all WAP Forum members that it is pursuing licensing of its patented technology on fair, reasonable and non-discriminatory terms and conditions. The revenue impact of this program will be subject to such factors as the rate at which the WAP market emerges, the ultimate size of that market, as well as the effectiveness of the Company's licensing program. See "Ability to Capitalize on Intellectual Property Rights and Patent Portfolio."

           Professional services revenue increased $1.4 million and $3.8 million for the quarter and nine months ended December 30, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. These increases are a result of the change in the nature of the contractual arrangements for engineering services provided by the Company as well as growth in the volume of engineering consulting services provided. In November 1999, the Company announced a new agreement with Nokia to provide professional technology services and develop application software for mobile devices. In the second quarter of fiscal 1999, the Company began providing some of its non-recurring engineering services on a consulting basis rather than as Original Equipment Manufacturer (OEM) funded research and development. Such consulting services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a product royalty or license agreement with the OEM. Professional services revenues are usually billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts. Current professional service projects involve consulting related to technology previously developed by Geoworks as well as the development of new technologies supporting mobile communications. As of December 31, 1999, the Company had approximately $2.1 million of potential additional revenue to earn from professional services under the terms of executed contracts which have established contract values. It is possible that a portion of these potential professional services revenues will not be recognized if the engineering staff and resources necessary to meet the customers' currently anticipated scope of these projects are not fully deployed.

           Research and development fee revenue in the quarter is related to contracts which have been in progress since fiscal 1999. The Company currently has only one such active contract. As discussed above, the Company's business model is changing and OEM funded research and development contracts are not being actively pursued. Research and development fees represent amounts received pursuant to contracts with OEM licensees under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM licensee as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of the Company's contracts with OEM licensees and the relative level of development effort devoted to projects in which research and development fees are charged. As of December 31, 1999, the Company had approximately $78,000 of potential additional revenue to earn in research and development fees under the terms of current contracts with OEM licensees. There can be no assurance that the Company will achieve the milestones required to earn such fees.

           License and other revenue increased 130% and 193% in the quarter and nine months ended December 31, 1999, respectively, as compared to the same periods of the prior fiscal year. These increases were primarily the result of royalties received based on increased shipments of units sold by a single OEM licensee, as well as the recognition of $500,000 of deferred revenue under the terms of a source code license agreement signed in the quarter ended March 31, 1999. Royalty revenue based on the shipments of this single OEM customer has increased in each quarter of the current fiscal year versus the same quarters of the prior year. The recognition of the deferred source code license revenue occurred in the quarter ended September 30, 1999. Under the terms of the referenced source code agreement, the Company has also received an additional $500,000 which has not yet been recognized as revenue, pending the completion of certain other contract commitments. The Company's realization of license or royalty revenues from OEM licensees is uncertain due to potential delays and risks in the commercial release and acceptance of such products. Although royalty revenues have increased in the current fiscal year, because the Company has sold certain source code outright and terminated a number of license agreements over the past two fiscal years, and because the Company is now focusing on professional services, mobile e-commerce and information services, the number of OEMs subject to license agreements which could generate future royalty revenues has decreased. During the current fiscal year the Company has entered into new agreements to license its wireless internet server technology and to license certain of its operating system technologies, however there can be no assurances that the resulting revenues, or those from the Company's program to license its technology used in the WAP specification, will replace or be greater than the license revenues historically generated from its OEM customers. Historically, license and other revenue has also included non-recurring items such as one-time source code license fees, or fees received due to changes in the terms of license agreements resulting from amendment, restructuring, or termination of these agreements.

Operating Expenses

           Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling the Company's obligations under OEM research and development contracts. The Company's gross margin percentage on professional services revenues was 35% and 33% for the quarter and nine months ended December 31, 1999, respectively as compared to 39% and 31% percent in the same periods of the prior fiscal year. The costs of services expenses and the related gross margin dollars were significantly less in the quarter and nine months ended December 31, 1998 because the Company had just begun to offer professional services under consulting agreements. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of these personnel. As the Company has a limited history in providing such services, the gross margin percentage for the quarter and year to date is not necessarily indicative of future operating results.

           Cost of License Revenue. Cost of license revenues consists of license payments to third parties for software that is incorporated into the Company's software. Cost of license revenues have increased $67,000 and $217,000 in the quarter and nine months ended December 31, 1999, respectively, as compared to the corresponding periods of the prior fiscal year. License payments have increased due to the increased volume of royalty revenue recognized by the Company in the same periods. Gross margin percentage on license and other revenue was 92% and 91% in the quarter and nine months ended December 31, 1999, respectively, as compared to 98% and 96% in the corresponding periods of the previous fiscal year. Gross margins have been reduced slightly in the current fiscal year periods because a greater proportion of the license and other revenues have been subject to third party software license agreements.

            Sales and Marketing. Sales and marketing expenses increased $265,000, or 20%, in the quarter ended December 31, 1999 and have decreased $342,000, or 9% in the nine months ended December 31, 1999, in comparison to the corresponding periods of the previous fiscal year. These fluctuations are due to the changes in the Company's business focus and the resulting changes in the scope of its sales and marketing activities during the current fiscal year.

           In the quarter ended December 31, 1999, such expenses increased as compared to the same quarter in the prior year due to spending on advertising and promotional activities featuring the Company's Mobile Attitude service offerings as well as business development activities targeting additional potential opportunities for the use of the Company's technologies. These increases were partially offset by reduced personnel costs in the quarter ended December 31, 1999 as compared to the same quarter of the prior year. For the nine months ended December 31, 1999, sales and marketing expense is reduced as compared to the same period of the prior year primarily due to reductions in sales and marketing staff. Although the Company had more employees performing Sales and Marketing activities at December 31, 1999 than on the same date in the prior year, average headcount for the current fiscal year is approximately 30% less than in the nine months ended December 31, 1998. The current year cost savings from headcount reductions have been partially offset by increased spending on marketing and advertising programs, increased business development activities and a termination fee of approximately

$100,000 in the quarter ended June 30, 1999 in connection with the cancellation of a long-term agreement with the Company's third-party sales agency in Japan.

           Research and Development. Research and development expense decreased $2,164,000, or 72%, and $8,441,000 or 75%, in the quarter and nine months ended December 31, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. These decreases are attributable principally to reductions in staffing and related costs, including those resulting from the restructuring actions taken in the fourth quarter of fiscal 1999. Such staff and expense reductions were necessary as the Company stopped doing operating system development and reacted to reduced levels of OEM funding. The Company has also narrowed the scope of its internal research and development to focus on its mobile e-commerce and information services business. Research and development headcount has been reduced approximately 74% compared to the quarter ended December 31, 1998. Approximately 10% of the reduction in research and development headcount is due to the shift of staff into professional services consulting.

           General and Administrative. General and administrative expense increased $11,000, or 1%, during the quarter ended December 31, 1999 and has decreased $293,000, or 11%, during the nine months ended December 31, 1999 in comparison to the corresponding periods of the previous fiscal year. Headcount and spending are essentially flat in the quarter as compared to the same quarter of the prior year. For the nine months ended December 31, 1999, such spending has decreased due to reduced staffing costs and reduced professional fees consistent with the reductions in staffing and activity in other areas of the Company due to the restructuring actions taken in the fourth quarter of fiscal 1999 and the change in the Company's business focus.


Other Income (Expense)

           The proceeds from sales of approximately 9% of the Company's shares of Wink Communications, Inc. ("Wink") resulted in other income of $2,309,000 in the quarter ended December 31, 1999. These were the first shares liquidated by the Company since Wink completed its initial public offering in August 1999. No such transactions were completed in the first two quarters of the current fiscal year or during the entire fiscal year ended March 31, 1999. As discussed below in "liquidity and capital resources," the Company's strategy for liquidating all or some portion of its long-term investments will depend on a number of factors. Such factors include, but are not limited to, the levels of cash used in Company operations, the desire to diversify the Company's investment risk, and the performance of these investments versus the stock market as a whole.

           Interest income increased $32,000, or 25%, in the quarter ended December 31, 1999 and decreased $49,000, or 10%, during the nine months ended September 30, 1999, respectively, in comparison with the corresponding periods of the previous fiscal year. Interest income was increased in the most recent quarter because cash balances available for short term investment were greater than in the prior year due to reduced levels of operating deficits, the proceeds from the sale of Wink shares in the quarter ended December 31, 1999, and the proceeds from the issuance of common stock. The decrease in interest income for the nine months ended December 31, 1999 as compared to the same period of the prior fiscal year is attributable primarily to reduced levels of cash available to the Company for short-term investment as a result of operating deficits incurred in the fiscal year ended March 31, 1999.

           Interest expense was not significant in the quarter or nine months ended December 31, 1999 or the corresponding periods of the prior fiscal year because the Company had only minimal levels of capital lease and debt obligation liabilities outstanding in these periods.

Provision for Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income taxes has increased by $236,000 in the nine months ended December 31, 1999 in comparison with the corresponding period of the previous fiscal year. This increase is due to the increased levels of royalty and license payments received by the Company discussed above.


Liquidity and Capital Resources

           Cash used in operating activities in the nine months ended December 31, 1999 was $1.2 million as compared to $11.2 million in the same period of the prior year. This reduced operating deficit is attributable to actions taken by Company management to better align its cost structure with revenue projections, including restructuring moves made in the quarter ended March 31, 1999, as well as the collection of receivables and related customer deposits as a result of the revenue increases discussed above.

           The Company's purchases of property and equipment in the nine months ended December 31, 1999 increased to $373,000 from $159,000 in the nine months ended December 31, 1998. The Company has begun to increase capital spending to meet its operating objectives and expects to continue to do so in the future. Capital expenditures in the prior year were not significant, consistent with reductions in personnel resulting from restructuring moves and reduced levels of OEM funded research and development activities. As discussed in "other income (expense)" above, the Company generated proceeds of $2.3 million from the sale of a portion of its investment in Wink in the quarter ended December 31, 1999. Marketable securities transactions in the nine months ended December 31, 1999 and 1998 were performed when necessary to meet operating cash requirements.

           Payments of capital lease and debt obligations were reduced in the nine months ended December 31, 1999 compared to the same period of the prior year reflecting the reduced levels of these liabilities in the current quarter compared to the same quarter of the prior year. Proceeds from issuance of common stock were generated from the Company's employee stock option and employee stock purchase plans. Such purchases have increased to $1,078,000 from $237,000 in the nine months ended December 31, 1999 and 1998, respectively, due to increased option exercise activity as the Company's stock price has risen, particularly in the quarter ended December 31, 1999.

           Additional sources of liquidity available to the Company include its long-term investments in two publicly held companies: Wink Communications, Inc. ("Wink") and Compu-Dawn, Inc. dba MYTURN.com ("MYTN"). As discussed in the Company's August 24, 1999 filing on Form 8-K, Wink completed its initial public offering of its common stock in August 1999 (Nasdaq Symbol: WINK) and as result the Company has recorded the fair value of the shares it owns (515,800 at December 31, 1999) in its consolidated balance sheet. The fair value of this investment will fluctuate with the market price of Wink shares. This investment had a fair value of $31.0 million and $27.2 million as of December 31, 1999 and February 4, 2000, respectively. A portion of the Wink shares owned by the Company are subject to the standard restrictions common to public offerings. In addition, on December 22, 1999, the Company received warrants to purchase 250,000 shares of MYTURN.com (Nasdaq Symbol: MYTN) in connection with a license agreement. The exercise price per share is $4.50. The warrants are not exercisable until April 22, 2000 and expire in December 2004. The shares underlying the warrants are unregistered shares which are subject to certain standard sale restrictions; however, the Company has the right to have these shares included in registration statements filed on behalf of MYTN and to require MYTN to file such a registration statement, subject to certain restrictions, beginning May 15, 2000. The fair value of the Company's investment in MYTN is included in long-term investments. This value approximates the difference between the total exercise price of the warrants and the market price of 250,000 common shares of MYTN as of the balance sheet date. The fair value of this investment will fluctuate with the market price of MYTN shares. The unrecognized gain on these warrants, which is equal to the investment balance, is included in stockholders' equity. The Company's strategy for liquidating all or some portion of these shares and warrants will depend on a number of factors. Such factors include, but are not limited to, the levels of cash used in Company operations, the desire to diversify the Company's investment risk, and the performance of Wink and MYTN stock versus the stock market as a whole.

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


Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses. Since its inception in 1983, the Company has realized limited revenues, incurred significant losses, and suffered substantial negative operating cash flow. As of December 31, 1999, the Company had an accumulated deficit of $91.0 million, and had incurred operating losses of approximately $16.3 million, $16.0 million, and $15.5 million in the fiscal years ended March 31, 1999, 1998, and 1997, respectively. The Company expects to continue to incur substantial annual operating losses in the fiscal year ending March 31, 2000, and it is unclear how soon thereafter, if ever, the Company will operate profitably. The Company's plan to achieve profitability includes managing its operating expenses, maximizing its revenues by offering professional consulting services and focusing its resources on the mobile e-commerce and information services markets, including the licensing of its proprietary wireless internet server technology and the establishment of a licensing program for its patented intellectual property which is used in the Wireless Application Protocol ("WAP") specification. However, there can be no assurance that such a plan will be successfully implemented. The Company's strategic objective is to leverage its position as a leading provider of operating system software for the smart phone market, and its patent portfolio, by developing, marketing and licensing other products and services for the mobile communications market. The Company's strategy includes extending the reach of data available on the World Wide Web to wireless devices through its technology. The duration and outcome of any of these efforts is uncertain and the Company's future operating results will depend on several factors. These factors include the growth rate of these markets, the Company's ability to establish business relationships with leading industry partners, the Company's ability to introduce successful products and services, the Company's ability to generate additional revenues through mobile e-commerce and information services, and the Company's ability to achieve and maintain a competitive advantage should such a market develop.

Ability to Capitalize on Intellectual Property Rights and Patent Portfolio. On January 19, 2000, the Company announced that it had officially informed the WAP Forum and its members that it holds essential Intellectual Property Rights (IPR) for the Wireless Application Protocol and the Wireless Markup Language (WML) specification (collectively the "WAP Specification). The Company's patents for flexible user interface technology (U.S. Patent No. 5,327,529 and Japanese Patent No. 2,794,334) are potentially implicated by products and services based on the WAP Specification and placed into the stream of commerce in the United States and Japan. Simultaneously, the Company announced a licensing program to make its IPR available to WAP Forum members, non-members, and other industry participants.

The WAP Forum is an industry association devoted to developing a de facto world standard for wireless information and telephony services on digital mobile phones and other wireless terminals. Member companies include Ericsson Mobile Communications AB, Intel, Microsoft, Motorola Limited, Nokia Mobile Phones, Phone.com Inc., and QUALCOMM Inc., among 300 other member companies around the world. In connection with its licensing program, the Company has posted on its web site (www.geoworks.com) a white paper entitled "The Geoworks Wireless Internet Patent: Invention and Innovation in Flexible User Interface Technology." The white paper details many issues of interest to WAP Forum members and non-members, including licensing details, legal issues and technical information.

Prior to launching the IPR licensing program, the Company met certain compliance protocols outlined in the WAP Forum membership documents. With a team of experienced advisors, the Company also undertook an extensive independent analysis of its Flex UI patents. In May of 1999, in accordance with WAP Forum guidelines, the Company was the first WAP member to register and declare to the membership that its patented flexible user interface technology was essential IPR being realized in the WAP Specification. During the latter part of 1999, the Company commissioned a formal legal and technical infringement analysis of the WAP Specification and its Flex UI patents. The Company received multiple legal opinions indicating that the WAP Specification implicated its patented technology. The Company also commissioned the preparation of a licensing program. The infringement analysis, and the licensing program, were prepared for the Company by experts from several international law firms recognized as leaders in the specialized fields of patent law and licensing. On January 19, 2000, in accordance with the WAP Forum's IPR guidelines, the Company informed all WAP Forum members of its intent to license its patented technology on fair, reasonable and non-discriminatory terms and conditions. The Company also announced the licensing program through standard media channels in order to inform all other relevant parties, including companies and individuals who are not members of the WAP Forum.

The Company has undertaken licensing discussions with several key WAP Forum members and non-members. However, given the short time period since the Company announced its licensing program, the relative immaturity of the WAP market, and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing discussions with the Company, it is too early and uncertain to predict the revenue impact of the Company's licensing program. In addition, it is too early to gauge the willingness of potential licensees to enter into license agreements for the technology or whether it will be necessary for the Company to pursue the appropriate legal remedies. The expenses required to pursue legal remedies could be significant. The Company believes it has adequate resources to support its IPR licensing program.

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

Competition in Mobile E-Commerce and Information Services. Significant competition exists and will continue to develop in the mobile e-commerce and information services arena. Competition will come from service providers and Internet content and transaction providers. Companies with significantly greater financial, technical and marketing resources and greater name recognition are currently offering or are reported to be developing mobile e-commerce and information services that may compete directly with the Company's information services. These companies include Motorola, Phone.com, Infospace, Aether Systems, Puma Technologies, Airflash, @mobile, i3 Mobile, 724 Solutions, Microsoft, Yahoo and other Internet portals.

In June 1999, the Company introduced Discopro.com, its first information service. The service features discounts and promotions which are delivered to digital cell phones and alphanumeric pagers. In September 1999, the Company announced Mobile Attitude. This will be the Company's umbrella mobile portal brand under which a host of channels will be offered. Discopro.com is now the Discounts channel within Mobile Attitude and an additional channel, Reminders, was introduced in September. Reminders gives users the ability to have messages sent to their digital phone or alphanumeric pager to remind them of appointments, meetings, birthdays or other events of their choosing. The company introduced its third channel, SnowZone in January 2000 which provides snow conditions for ski resorts across North America. The Company's Mobile Attitude Service is a new business unit scheduled for independent legal and accounting treatment. Although Mobile Attitude is among the first to offer free, advertising-sponsored services delivered to mobile devices, there can be no assurances that these services will attract the number of advertisers or customers necessary to achieve market acceptance or that the market share captured, if any, will be adequate to provide a reasonable return on investment. The Company plans to offer additional mobile e-commerce services to business and consumer end users, but there can be no assurances that Company will bring such services to market or that such services would achieve market acceptance.

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

Dependence on Limited Number of Revenue Generating Customers. In the nine months ended December 31, 1999, three customers have accounted for 89% of the Company's total net revenues. In fiscal year 1999, one OEM customer accounted for greater than half of the Company's total net revenues, and three OEM customers collectively accounted for 90%. During fiscal year 1998, three customers accounted collectively for greater than half of the Company's total net revenues, and four customers collectively accounted for 74% of the Company's total net revenues. Therefore, a termination or decline in the Company's business relationship with any of its existing customers could have a material adverse impact on the Company's business, financial condition, and results of operations, and there can be no assurance that the Company will be able to sustain these relationships and derive comparable revenues therefrom in future periods. The Company's royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based upon the Company's software. The Company's professional services and research and development revenues are dependent on a limited number of contracts with customers. This revenue is constrained by the available research and development employees currently on staff and the rate at which new highly skilled technical resources could be hired. The Company derives a substantial portion of its revenue from customers in Japan and

Europe, and views the European and Asian regions as strategic to its business objectives. Economic difficulties within Europe and/or Asia may have, a material adverse effect on the Company's ability to generate revenue from European and Asian customers and from customers who market their products within Europe and Asia.

History of Disappointing Revenue from Previous Generation Products. Historically, the Company emphasized the licensing of its operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. The Nokia 9110, Nokia 9000, Toshiba Dialo, Toshiba Genio, Seiko-Epson Locatio and Mitsubishi Moem-D have had only modest unit sales. The non-communicating devices - in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot product from 3COM (which does not incorporate the Company's software), products in the non-communicating device categories have experienced low adoption rates. The Company has failed to generate significant royalty revenues in connection with its licensing efforts to date, and its operating results have been affected adversely as a result. Several of the Company's previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in the Company recognizing lower-than-expected recurring license revenues in previous fiscal years.

Royalty Revenues from the Smart Phone Market. The Company's historical efforts have been concentrated on developing and marketing operating system software and applications for use in smart phones, from enhanced phones to the higher end of smart communicators. The Company's success has in the past depended upon the emergence of a new market for these products. The Company derives royalty revenue on a per unit basis and total royalty revenue depends on the volume of smart phone devices shipped. Although the market for wireless mobile telephones is well established and is currently growing at an appreciable rate, the smart phone market is in the early stages of development, and to date, no smart phone device has achieved broad market acceptance or been shipped in volume in the United States. The Company has developed the operating system software for eight smart phone products which are currently shipping. Although these devices have received positive reviews and several industry awards, their market acceptance has been limited and they have yet to make a meaningful contribution to the Company's royalty revenues or operating results. Further, there can be no assurance that royalty revenues will ever provide a meaningful contribution to the Company's overall financial results.

Fluctuations in Operating Results. The Company's operating results have in the past been, and are expected in the future to be, subject to significant fluctuations on both a quarterly and annual basis. The Company expects that its operating results will fluctuate as a result of: the timing and success of the Company's efforts to establish and maintain relationships with significant smart phone market participants; the introduction by these participants and market acceptance of new phones based upon or using the Company's software; the introduction and distribution of new system and application software by the Company; the introduction and acceptance of the Company's mobile e-commerce and information services; the extent to which the Company can negotiate and subsequently earn professional services and research and development fees from customers; the ability of the Company to effectively manage its costs; and actions by competitors of the Company. License revenue related to OEM customer products which contain the Company's software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. Revenue from mobile e-commerce and information services will vary based on the market success of the advertising sponsored services model and the ability of the Company to derive a transaction fee from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of the Company's contracts with customers and the relative level of development effort devoted toward projects on which research and development fees are charged. The Company's results are also affected by the timing and extent of research and development and sales and marketing expenses. The Company has traditionally devoted substantial resources toward research and development, which has affected its investment and performance in other activities and in turn affected reported operating results. While the Company has taken recent measures to reduce its research and development expenditures, its investment in research and development remains significant relative to its investment in other aspects of the Company's operations. In addition, the Company's results may be affected by seasonal and other fluctuations in demand for smart phones and for related software products and services, as well as by the general state of the domestic, Japanese, European and global economies. The Company believes that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each year.

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

Dependence on Key Personnel. The Company's future success depends in large part on the continued service of its key technical, marketing, sales, administrative and management personnel, and on its ability to attract and retain qualified employees, particularly highly skilled software design engineers involved in the development of new products and services. The competition in the high technology industry for such personnel is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. With the exception of certain executive positions, the Company does not have employment contracts with its key employees. In October 1998, the Company appointed Stephen T. Baker as Vice President and Chief Financial Officer. In January 1999, David A. Thatcher resigned his position as the Company's President and Chief Executive Officer and was replaced by David L. Grannan, former Vice President, Marketing. In January 1999, Lars Stenstedt was promoted to Vice President, Sales and Business Development; Rhonda Jobe was promoted to Vice President, Marketing; and Adam de Boor was appointed Vice President, Engineering and Chief Technical Officer. In May 1999, Wendy Nemeroff, Vice President and General Counsel resigned. In September 1999, Donald G. Ezzell was appointed Chief Operating Officer, General Counsel and Secretary. The loss of key employees, as well as changes in the Company's executive management, could have a material adverse effect on the Company's business, operating results, and financial condition.

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

Based on its assessment, the Company believes that the current versions of its products, as well as its internal management information and other systems, are all Year 2000 compliant. The Company's review of its Year 2000 issues has been conducted internally by company management and personnel and has been reviewed by the Board of Directors. No outside services or consultants have been retained in the review process. The Company has spent less than $100,000 on costs associated with Year 2000 compliance, as most of the necessary software upgrades and other remediation efforts to date have been covered under existing maintenance and warranty agreements with vendors. The Company does not believe that any such additional costs will become material in the future. The company has not experienced any Year 2000 impacts through the beginning of February 2000 and does not anticipate that any will occur.

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




ITEM 3 -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II -- OTHER INFORMATION

ITEM 5 -- OTHER INFORMATION

        In October 1999, Eric Schmidt voluntarily resigned as a member of the registrant's Board of Directors indicating that the demands on his business time necessitated his departure. Dr. Schmidt is the Chairman and Chief Executive Officer of Novell, Inc. Dr. Schmidt joined the registrant's Board of Directors in January 1993.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

           a)         Exhibits

                      10.29 Agreement for Software Development Subcontracting Dated 4 November, 1999 between Nokia Mobile Phones Ltd. And Geoworks Corporation ###p

                      10.30 Geoworks-MyTurn Stock Transfer and Technology License Agreement, effective December 22, 1999 ###p

                      27.1       Financial Data Schedule

                                 ###p Confidential treatment has been requested and is pending as to portions thereof


           b)         Reports on Form 8-K

                      No reports on Form 8-K were filed for the quarter ended December 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.




Date:  February 14, 2000
                                            GEOWORKS CORPORATION

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

                              GEOWORKS CORPORATION

                                    EXHIBITS
                                TABLE OF CONTENTS




Exhibit No.       Description
-----------       -----------
  10.29           Agreement for Software Development Subcontracting Dated
                  4 November, 1999 between Nokia Mobile Phones Ltd. And Geoworks
                  Corporation ###p


  10.30           Geoworks-MyTurn Stock Transfer and Technology License
                  Agreement, effective December 22, 1999 ###p


  27.1            Financial Data Schedule