Form 10-K
period 2000-03-31
GEOWORKS /CA/
filed 2000-06-29
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549


                                    FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 2000.


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to __________________.


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

[X] Yes   [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 21, 2000 as reported on the Nasdaq National Market, was approximately $267,021,885. We have excluded 2,183,762 shares of Common Stock held by any executive officer or director or by certain persons who own five percent (5%) or more of the outstanding Common Stock who may be deemed affiliates, but this does not mean they would be deemed affiliated for other purposes.

As of June 21,2000, there were 18,615,878 shares of the Registrant's Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 2000 Annual Meeting of Stockholders scheduled to be held on September 12, 2000 are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report.


FORWARD LOOKING STATEMENTS

        This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in forward-looking statements as a result of a number of risks and uncertainties, including the risks discussed in this Form 10-K. See "Risk Factors Affecting Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Statements are made as of the date of the filing of this Form 10-K with the Securities and Exchange Commission and you should not rely on them as of any other date. We expressly disclaim any obligation to update any information except as may be required by law.

                              GEOWORKS CORPORATION

                                TABLE OF CONTENTS


                                                                                Page
                                                                                ----
                                     PART 1

Item 1.        Business                                                           1
Item 2.        Properties                                                        15
Item 3.        Legal Proceedings                                                 15
Item 4.        Submission of Matters to a Vote of Security Holders               16
Item 4A.       Directors and Executive Officers of the Registrant                16


                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related
               Stockholder Matters                                               19
Item 6.        Selected Financial Data                                           20
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                         24
Item 7A.       Quantitative and Qualitative Disclosures About Market Risk        32
Item 8.        Financial Statements and Supplementary Data                       33
Item 9.        Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                              53


                                    PART III

Item 10.       Directors and Executive Officers of the Registrant                53
Item 11.       Executive Compensation                                            53
Item 12.       Security Ownership of Certain Beneficial Owners and Management    53
Item 13.       Certain Relationships and Related Transactions                    53


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
               Signatures                                                        54

PART I


ITEM 1. BUSINESS

Geoworks is a pioneer in wireless software solutions and services. Our vision is to enable mobile Internet access in the business-to-business and business-to-consumer markets. We participate in these markets by offering software products and services for mobile communications, technology licensing, and professional consulting services. Our Mobile ASP(TM) and Mobile Site(TM) solutions combine our proprietary Premion(TM) Server+ technology with our mobile media expertise to enable businesses to reach their mobile customers with relevant and timely information. By licensing our software platforms, our proprietary server, and our intellectual property portfolio, Geoworks plays a significant role in advancing the worldwide market for mobile devices. We also support industry-leading device manufacturers, carriers, and service providers with professional services in software engineering and development, project management, and wireless applications. We believe that voice and data communications through devices such as phones, pagers, and personal digital assistants (PDA's) represent a powerful new medium allowing anyone to easily access and interact with information and services. Our products and services are designed to mobilize the power of information in the new mobile communications medium.

Our company was incorporated in California in 1983, and reincorporated in Delaware in 1997. We are based in Alameda, California and we have regional offices in Japan and the United Kingdom. Our fiscal year is April 1 through March 31. You can visit our website at http://www.geoworks.com.

OUR INDUSTRY

The market for mobile communication services, or value-added information, is growing rapidly. Our products and services are designed for existing digital phones and pagers as well as Wireless Application Protocol (WAP) enabled digital mobile phones. Our products and services also support common personal digital assistant (PDA) form factors that have a wireless connection. Our focus is on wireless services that bring Internet content to these mobile devices. According to The Cellular Telecommunications Industry Association, today there are approximately 94 million mobile customers in the United States. Of these, more than 52 million already have devices that may send and receive information and data services. Mobile information services are becoming more popular and provide a new way to communicate anytime and anywhere with a mobile device. Europe is estimated at 152 million mobile customers and virtually all of those customers have data capable devices. In Japan, NTT DoCoMo's iMODE service for wireless Internet data access has already acquired over 7 million subscribers within 15 months of launch.

We believe that more worldwide consumers will want to use mobile devices and that there will be an increased demand for wireless Internet services. The Yankee Group estimates that by the year 2001, worldwide mobile data service revenues will exceed $9 billion. Mobile data communications represents a substantial market opportunity, but we face severe competition. Companies in telecommunications, software, Internet, messaging services, and device manufacturing are all staking a claim.


OUR STRATEGY

We believe we can carve out a leadership position in the mobile Internet information services marketplace. Geoworks has a long heritage in the wireless industry and a proven track record for technical innovation. We believe that the mobile device is a new information medium, just as the Internet was a new medium five years ago.

This fiscal year we used our technical expertise to be one of the first companies to offer free, advertising-sponsored services delivered to many types of mobile devices through our consumer facing multi-channel information service, Mobile Attitude(TM). Mobile Attitude(TM) was launched in June 1999 as discopro.com (discounts and promotions on the go), then enhanced and re-launched as Mobile Attitude(TM) in September 1999. Mobile Attitude(TM) is a free, opt-in marketing service for consumers. Customers sign up for Mobile Attitude(TM) through a web site and choose the promotions and services of personal interest to them. They can further personalize the information by selecting the number of messages, day(s) of the week, and time of day to receive the information direct to their wireless device. Mobile Attitude(TM) also contains a reminder service that allows the customer to program important messages and notifications for future transmission to their cell phone or pager. This past winter, we also enhanced Mobile Attitude(TM) with our SnowZone(TM) informational channel which offers customers timely and relevant information about ski and snowboarding conditions at resorts across North America.

In February 2000, we developed one of the first wireless application service provider products, Mobile ASP(TM). Mobile ASP(TM) is a modular wireless hosting solution for delivering Internet information and commerce services to mobile devices. It is powered by our innovative proprietary server platform, Premion(TM) Server+. Mobile ASP(TM) is targeted at consumer service companies, network operators and Internet companies. The Mobile ASP(TM) modular solution enables companies to offer mobile data services to their customers. The available modules include Premion Server+, secure application hosting, wireless network integration, systems integration, customer application development, and 24 by 7 customer support. The first announced customer for Mobile ASP(TM) is United Airlines in the United Kingdom. We are developing an information service that provides arrivals and departures updates for United Airlines' customers. This service is hosted by Geoworks and sends messages directly to United's customers. The application supports SMS and WAP-enabled mobile phones.

We also make the delivery of information and mobile commerce services available by licensing Premion(TM) Server+. Premion(TM) Server+ is a client/server application that delivers content to mobile devices. Premion(TM) Server+ can clearly format and deliver various data to many different devices. The delivery is network, protocol and operating system independent. Premion(TM) Server+ supports a variety of existing protocols including Short Message Service (SMS), Wireless Application Protocol (WAP), Palm, iMode (compact HTML), HTML and HDML, among others and can be easily modified to support new protocols. We have entered into a licensing agreement with the new iValue Creation division of Toshiba Corporation to utilize our Premion Server+ as its platform for offering mobile information services in Japan. Toshiba is using our server for its Internet service provider (ISP) offering and its mobile application service provider (ASP) offering.

We support our mobile information strategy by providing professional consulting services to consumer device manufacturers, carriers, and service providers. We target industry leaders including Mitsubishi, Nokia, Sonera SmartTrust, Seiko Epson and Toshiba that offer leading-edge mobile phones, mobile data applications, data transmission equipment, mobile security equipment, and e-commerce services. Our engineers, quality assurance technicians, and project managers have significant experience in wireless software, applications and networks. These skills are in short supply and we are leveraging their capabilities.

In addition to developing our own products and services, we look for acquisition opportunities to strengthen our capabilities. On May 16, 2000 we announced an agreement to acquire the AirBoss division of Telcordia Technologies, a wholly owned Subsidiary of Science Applications International Corporation (SAIC). The AirBoss division contains a number of wireless client/server software products, several patents, and key customer contracts and relationships. We are scheduled to close this acquisition in July 2000.


SALES AND MARKETING

Our direct sales staff and all members of our executive management team assist with the sale and marketing of our professional consulting services to industry leading companies such as Mitsubishi, Nokia, Sonera SmartTrust and Toshiba. We market Mobile ASP(TM) through a world wide direct sales force. We arrange licensing of our Premion Server+ through our direct sales force, and indirectly in Japan through a value added reseller relationship with Toshiba. Our engineering department provides continuous core development and maintenance services to our customers.

We market our products and services through formal and informal alliance and affiliate relationships with major Internet companies, active public relations, and attendance and exhibition at industry events. Members of our executive management speak at major industry events, and make presentations to industry analysts and trade association meetings and exhibitions. We also attempt to leverage the greater resources, experience and market presence of our long standing business partners to establish our Internet-to-wireless solutions in the United States, the United Kingdom, Europe and Japan.


PRODUCT DEVELOPMENT

We have a reputation as a fine technology company. We believe innovation drives our industry and represents the source of compelling new products and services. As such, we expect to continue our research and development in order to increase product efficiency, to enhance and develop new and existing products and services such as Mobile ASP(TM) and Mobile Site(TM), and to support new wireless services functionality such as WAP as it becomes available for widespread deployment in products and services focused on mobile devices. We believe we possess the experience and technical expertise needed to participate in the growth of the wireless commerce market; however, we cannot assure you that we will continue to maintain and develop the required expertise or accomplish our goals.

COMPETITION

Industry analysts are predicting that the revenue opportunities for mobile e-mail, Web browsing and content services will grow substantially in the next five years. Our competitors are in two distinct market segments: The first is the server providers who sell servers and infrastructure products to wireless carriers and, more recently, to Internet portal companies. This group includes Nokia, Ericsson, Oracle, Phone.com, and others. Our Premion(TM) Server+ technology is similar to these offerings in that a carrier could use Premion(TM) Server+ instead of various servers from these companies. We believe our Premion(TM) Server+ contains more features and serves a wider variety of subscriber devices and more types of content feeds than alternatives from present competitors, but there is no guarantee that these companies will choose Premion(TM) Server+. The second distinct segment involves providers of content, transaction and e-commerce services. We view our competition in information services as the Internet content and transaction providers, as opposed to traditional wireless carriers. Companies such as Aether Technologies, Infospace, i3Mobile and 724 Solutions are leading competitors in mobile information services. Many of the Internet portals are also beginning to provide their content and services to mobile device customers.

Competition in these market segments is intense and is expected to increase over the next 12 months as more and more companies enter alliances and launch products and services. Many of our competitors have greater financial, technical and marketing resources to address the market. Nevertheless, we offer distinct features, performance, and reliable mobile services to consumers through the brand names of our customers such as Virgin

Mobile, Toshiba and United Airlines. Most of our competitors are selling directly to wireless carriers.

We offer consumers access to a cost-effective medium to receive relevant and perishable information and access a limitless variety of data services. For businesses we can target a highly desirable and specific demographic of mobile device users. Mobile devices are personal devices, not shared devices like wireline phones or computers. The mobile phone always travels with you, doubles as a pager, and tends over time to become the main contact number. As a result, we believe that information and services delivery to mobile devices could represent an even more desirable platform than the desktop computer.


INTELLECTUAL PROPERTY

Like many technology companies, our intellectual property assets are important to the success of our business. We regard our software and development methods as proprietary and rely upon a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements, to establish and protect proprietary rights in our products and methods. We have patents issued in the United States and Japan, and patent pending applications in the United States, the United Kingdom, other European countries, and Japan.

We cannot guarantee that any of our intellectual property rights will be successfully asserted in the future or be free from attack or challenges. In addition, certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. If our intellectual property rights and proprietary information are not adequately protected, there could be a material adverse effect on our business, operating results and financial condition.

From time to time, third parties, including our competitors, may assert exclusive patent, trademark, copyright and other intellectual property rights over technologies or products that are important to our business. From time to time, we may also receive communications from third parties asserting that our products infringe their intellectual property rights. In addition, occasionally we may need to assert our own intellectual property rights against third parties we believe are infringing on our rights. The marked increase in the number of software and business method patents being issued by the United States Patent and Trademark Office can increase the risk of infringement claims. As the number of patents, copyrights and other intellectual property rights in our industry increases, products based on our technology may increasingly become subject to infringement claims both by and against us.

In January 2000, we initiated a licensing program for our patented flexible user interface technology (Flex UI) based on our belief that WAP-compliant or WAP-enabled products use the technology. In doing so, we followed industry standards for technology licensing and specific protocols required by our membership in the WAP Forum. Although it is too soon to reach conclusions about the licensing program, we are actively negotiating with many companies, signing up licensees as appropriate, and providing information about our licensing initiative to hundreds of potential licensee companies who may wish to license the Flex UI technology. We can license the technology only for the remaining life of the patent that expires in July 2011.

On April 25, 2000, one industry participant, Phone.com, Inc., filed a declaratory relief action against us in the United States District Court in San Francisco, California claiming they do not infringe our Flex UI patent and seeking to invalidate it. On June 15, 2000, we responded by filing an answer and countersuit alleging infringement by Phone.com.

Other than the Phone.com dispute, there are no pending or threatened infringement claims against us, but we cannot assure you that third parties will not assert infringement claims against us, or that we will not be compelled to assert infringement claims against others. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of our resources and could have a material adverse effect on our business, operating results and financial condition.

EMPLOYEES

As of March 31, 2000, we had 110 full-time employees, of whom 64 were employed in engineering, professional services and research and development, 20 in sales and marketing, and 26 in legal, finance and administration. None of our employees are represented by a labor union or subject to a collective bargaining agreement, and we have not had a work stoppage from any labor grievance or strike.

We strive to attract and retain qualified personnel by offering competitive compensation, benefits, equity participation and good working conditions. Our success depends on the continued service of our key management, technical, sales, and marketing personnel, and on our ability to continue to attract and retain highly qualified employees. The competition for qualified personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel. We do not have employment contracts with most of our key personnel. The loss of key employees could have a material adverse effect on our business, operating results and financial condition.


RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

History of Operating Losses; Anticipated Future Losses. Since Geoworks was formed in 1983, our revenues have been limited, and we have incurred significant losses, and suffered substantial negative operating cash flow. As of March 31, 2000, we had an accumulated deficit of $90.1 million, and had incurred operating losses of approximately $5.2 million, $16.3 million and $16.0 million in the fiscal years ended March 31, 2000, 1999 and 1998 respectively. Although we limited this in our most recent fiscal year, we expect substantial annual operating losses in the fiscal year ending March 31, 2001, and it is unclear when, if ever, we will be profitable. We plan to achieve profitability by managing operating expenses, maximizing professional consulting revenues, and focusing our resources on the mobile e-commerce and information services markets. We will also increase our focus on licensing our server technology, selling our Mobile ASP(TM) and Mobile Site(TM) products, and licensing our patent portfolio. However, we cannot assure you that our efforts will be successful.

Our objective is to develop, market, sell and license products and services for the mobile communications market. Our success will depend on the growth rate and acceptance of new mobile communications products, our ability to establish business relationships and alliances with leading industry partners, our ability to introduce and sell successful products and services which generate net revenues through mobile e-commerce and information services, and our ability to stake out and maintain a competitive advantage in the midst of intense competition, as well as other factors.

Ability to Capitalize on Intellectual Property Rights and Patent Portfolio. On January 19, 2000, we announced to the WAP Forum and its members that we hold essential Intellectual Property Rights (IPR) for the Wireless Application Protocol and the Wireless Markup Language (WML) specification (collectively the "WAP Specification"). We also announced that we believe our patents for flexible user interface technology (U.S. Patent

No. 5,327,529 and Japanese Patent No. 2,794,339) are potentially implicated by products and services based on the WAP Specification and placed into the stream of commerce in the United States and Japan. Simultaneously, we announced our comprehensive licensing program to make our technology available to WAP Forum members, non-members, and other industry participants. In February 2000 we clarified our licensing program. We have an active program for communicating with new WAP Forum members and non-member companies entering the wireless Internet and data communications markets.

In connection with our licensing program, we have posted on our web site (www.geoworks.com) a white paper entitled "The Geoworks Wireless Internet
Patent: Invention and Innovation in Flexible User Interface Technology." The white paper details many issues of interest to WAP Forum members and non-members, including licensing details, legal issues and technical information. The WAP Forum is an industry association devoted to developing a de facto world standard for wireless information and telephony services on digital mobile phones and other wireless terminals. We are a member of the WAP Forum. Other member companies include Ericsson Mobile Communications AB, Microsoft, Motorola, Nokia Mobile Phones, Phone.com Inc., and QUALCOMM Inc., among more than 500 leading companies around the world.

Prior to launching our licensing program, we met certain compliance protocols outlined in the WAP Forum membership documents. In May of 1999, we were one of the first WAP Forum members to register and declare that our patented flexible user interface technology was essential IPR in the WAP Specification. During the latter part of 1999, we obtained an independent analysis of our Flex UI patent as well as the WAP Specification. We received multiple legal opinions indicating that the WAP Specification infringed our patented technology. The infringement analysis, and our licensing program, were prepared with the help of experts from distinguished law firms recognized as leaders in patent law and licensing.

As indicated above, on April 25, 2000, Phone.com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. We believe Phone.com's claims are without merit. Our patent was awarded in 1994 after a four-year interactive prosecution administered by the United States Patent & Trademark Office. Under U.S. patent law the validity of a patent issued by the United States Patent & Trademark Office is presumed valid. We do not believe the Phone.com litigation will overcome this legal presumption.

We have licensed the Flex UI patent to a number of companies, including Toshiba. However, because of the short time period since we announced the licensing program, the Phone.com lawsuit, the relative immaturity of the WAP market, and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing agreement with us, we cannot predict the revenue impact. In addition, we do not know whether potential licensees will agree to sign license agreements or whether it will be necessary for us to pursue appropriate legal remedies. The expenses required to pursue legal remedies could be significant. Although we believe we have adequate resources to support our IPR licensing program, we can not be certain of the outcome of related litigation. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of our resources and could have a material adverse effect on our operating results and financial condition.

Adequacy of Capital Resources to Execute Business Plan. We believe our existing capital resources will be adequate to satisfy our operating and capital requirements for at least the next twelve months. We expect to incur additional losses for the fiscal year ending March 31, 2001, and may require substantial additional capital beyond that time to successfully execute our business plan. The amount of capital that we will need in the long-term depends upon many factors, such as the amount of revenue we receive from operations, working capital requirements, investment in product development and sales and marketing activities, our legal expenses, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have sold equity securities, obtained advance payments of license revenue and professional fees, and obtained short-term loans as sources of funding. If we need additional financing to execute our business plan, there can be no assurance that it will be available or that if available at all, the terms will be favorable to us or our stockholders without substantial dilution of ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, we may be required to significantly curtail the scale of our operations, forego market or research opportunities, obtain funds through arrangements with strategic partners or others on unfavorable terms, or give up rights to our proprietary technologies.

Competition in Mobile E-Commerce and Information Services. We have and expect more competition in the mobile e-commerce and information services markets. Our competitors include service providers, wireless ASP's and Internet content and transaction providers. These companies have more cash available and greater technical and marketing resources and name recognition and have or soon may have mobile e-commerce and information services that may compete directly with our products and services. These companies include Motorola, Phone.com, Infospace, Aether Systems, Puma Technologies, i3 Mobile, 724 Solutions, Microsoft, Yahoo and other Internet portals.

In February 2000, we introduced Mobile ASP(TM) (Application Service Provider), as our first information service to businesses looking to reach their end user customers through mobile devices. Mobile ASP(TM) is designed to provide companies with a modular and scalable mobile communications platform they can use to extend their operations, communications and customer service initiatives. Mobile ASP(TM) clients select from modules that meet their customer requirements for mobile data and service solutions. In Mobile ASP(TM), we offer six modules including the Premion(TM) Server+ software, Secure Application Hosting, Wireless Network Integration, Systems Integration, Application Development, and 7x24 Customer Care.

In May 2000, we introduced Mobile Site(TM) to companies looking for a mobile data solution with fewer features and quick implementation. The Mobile Site(TM) service dynamically pulls data from any company's Web site and programs it in a format suitable for transmission to WAP, HDML, SMS, Palm and HTML mobile devices. Mobile Site(TM) allows any business to mobilize its existing Web content for any mobile device affordably and quickly. With Mobile Site(TM), our clients can rapidly deploy a mobile service to their customers in less than two weeks.

We plan to offer additional mobile e-commerce and information services to business and consumer end users, but we do not know whether we can market these services fast enough or whether they will be accepted by the market. The mobile e-commerce and information services marketplace is expected to evolve rapidly. Our competitors may develop and market services that are superior to ours and their offerings may achieve greater market acceptance.

Dependence on Development of Mobile Device Content and Services. We believe our long-term financial success depends on our ability to profit from the delivery of content and services for mobile communication devices. We plan to generate revenue from sales of internally developed client and server software, mobile information hosting and delivery services using the ASP revenue model (monthly subscription fees), transaction revenue from mobile e-commerce services, and professional services for technology consulting, systems integration and content applications development. However, we cannot assure you that we will be able to derive significant revenue from any of these sources. Many of our competitors have more widely deployed wireless server technology, greater client development resources, and a larger market presence. We cannot assure you that we will be able to successfully develop better technology, market additional products and services, or obtain greater distribution rights to third-party products or content than our competitors, or that our services will achieve greater acceptance in the market. Further, we have historically marketed operating systems and applications, and we have limited experience marketing server and mobile e-commerce and information services. Finally, practical and effective distribution of content and services to mobile communication devices is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate network infrastructure. We cannot assure you that mobile information services will prove to be feasible or that our technology will be suitable for the distribution infrastructure as it develops. If we cannot derive significant revenue from one or more of the foregoing sources, there will be material adverse impact to our long-term business, results of operations and financial condition.

Risks of Software Product Development and Risk of Delays. Our future success will depend on our ability to develop and release, on a timely basis, new application software products and new mobile e-commerce and information services. It is critical that our current and future products and services be widely accepted in new markets. We have made progress toward these goals, but cannot guarantee that our products and services will be widely accepted in the market.

Because of the short product life cycles and intense competition expected in the mobile communicating device market, and the mobile e-commerce and information services markets, the timeliness of new product and service introductions and shipments can be critical. We cannot assure you that we will be able to develop, introduce and ship new products or services fast enough. Furthermore, from time to time, our competitors may announce new products, features, technologies or services that have the potential to replace or shorten the life cycle of our existing offerings. These announcements may cause our customers to defer purchasing our products and services. Delays or difficulties associated with developing or introducing new products or services could have a material adverse effect on our business, operating results and financial condition.

Dependence on Limited Number of Revenue Generating Customers. We have a history of dependence on a few key customers. In the fiscal year ended March 31, 2000, three customers accounted for 88% of our total net revenues. In fiscal year 1999, one OEM customer accounted for more than half of our total net revenues, and three OEM customers collectively accounted for 90%. During fiscal year 1998, three customers accounted collectively for greater than half our total net revenues, and four customers collectively accounted for 74% of our total net revenues. Therefore, a termination or decline in our business relationship with any of our existing customers could have a material adverse impact on our business, financial condition, and results of operations, and we cannot assure you that we will be able to sustain these relationships and derive comparable revenues from them in the future. Our relationship with one of these customers will wind down in the first quarter in fiscal year 2001 as the current project reaches completion.

Our mobile information services revenue depends on signing up new customers with a large installed base of users. Our royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based on our software. Our professional services revenue depends on a limited number of customer contracts; these revenues are also constrained by the number of chargeable current employees and the rate at which new highly skilled technical employees can be hired. We earn a substantial portion of our revenue from customers in Europe and Japan, and we view these regions as strategic to our business objectives. Economic difficulties within Europe and/or Japan could have a material adverse effect on our ability to generate revenue from our customers in these regions and from customers who market their products within Europe and Japan.

History of Disappointing Revenue from Previous Generation Products. Historically, we emphasized the licensing of our operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. Products that use our technology, such as the Nokia 9110, Nokia 9000, Toshiba Dialo, Toshiba Genio, Seiko-Epson Locatio and Mitsubishi Moem-D, have had only modest unit sales. The non-communicating devices -- in particular the Hewlett-Packard OmniGo and Casio Z-7000 -- as well as those introduced by competitors, such as the Apple Newton, Sony MagicLink and Motorola Envoy, achieved only modest unit sales. With the exception of the Palm Pilot series from 3COM (which does not incorporate our software), products in the non-communicating device categories have experienced low adoption rates. We have failed to generate significant royalty revenues in connection with our licensing efforts to date, and our operating results have been adversely affected as a result. Several of our previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in lower-than-expected recurring license revenues in previous fiscal years. In part we depend on the marketing efforts of our customers for their products to be accepted by the market.

Fluctuations in Operating Results. Our past operating results have been subject to significant fluctuations on both a quarterly and annual basis. We expect that our future operating results will also fluctuate as a result of all of the following: the timing and success of the our efforts to introduce and sell the Mobile ASP(TM) and Mobile Site(TM) products and services; the introduction and acceptance of our mobile e-commerce and information services; the extent to which we can negotiate and subsequently earn fees for professional services, research and development and maintenance fees from our customers; our ability to effectively manage our costs; legal costs associated with technology licensing and defense of our patent portfolio; and actions by our competitors.

To obtain license and service revenue from Mobile ASP(TM) and Mobile Site(TM) customers we will need to market and sell these new services and our customers will need to successfully market these services to their end users. We must also continue to develop new and compelling services. Revenue from mobile e-commerce and information services will vary based on the market success of the per-subscriber fee model and our ability to derive transaction fees from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of our contracts with clients and the relative level of development effort devoted to projects which generate research and development fees. Our results are also affected by the timing and extent of our expenses for research and development, and sales and marketing. We have traditionally devoted substantial resources to research and development, which has constrained our investment and performance in other activities and, in turn, affected reported operating results. While we have taken recent measures to reduce research and development expenditures, our investment in research and development remains significant relative to our investment in other aspects of our operations. License revenue related to OEM customer products which contain our software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. In addition, our results may be affected by seasonal and other fluctuations in demand for mobile communications devices and for related software products and services, as well as by the general state of the domestic, Japanese, European and global economies. We believe that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each calendar year.

International Operations. We have derived most of our revenue from international operations in each of the last three fiscal years. We anticipate that international revenue will continue to represent a significant portion of our future revenue. Whether or not we receive revenue from international sources depends on certain inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. In particular, we derive a substantial portion of our revenue from customers in Europe and Japan, and we view these regions as strategic to our business objectives. Although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers, and as a result could adversely affect our ability to generate revenue from technology licensing, professional services, research and development fees, and mobile e-commerce and information services. In addition, we are obligated to withhold income tax from royalty income from licensees in certain countries, such as Japan and Finland. The amount and mix of our revenue derived from such licensees will impact our accruals for income taxes. Our income tax rate may vary depending on the amount and mix of our revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by us.

Non-Recurring Revenues. We may receive one-time technology license or engineering fees or recognize revenue of paid but unamortized advance royalties under OEM agreements (currently recorded as deferred revenue) if agreements are terminated, amended or restructured or a product is discontinued. These charges could impact our operating results. These amounts could be a material portion of our revenue, as they have been in the past, and provide no corresponding cash flow benefit in the period in which the revenue is recognized.

Dependence on Key Personnel. Our future success depends in large part on the continued service of our key technical, marketing, sales, administrative and management personnel, and on our ability to attract and retain qualified employees. The competition in the telecommunications, Internet, and high technology industries for talented personnel is intense. We cannot assure you that we will succeed in attracting and retaining such personnel. With the exception of certain executive positions, we do not have employment contracts with our key employees. We have had a significant number of changes in the senior leadership team over the last two years. The loss of key employees, turnover, and our ability to attract and retain members of our executive team, could have a material adverse effect on our business, operating results, and financial condition.

Competition in Mobile Communication Device Operating Systems. We expect the market among mobile communicating device operating systems to be highly competitive. Although we believe there will be opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more market segments. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than us, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, and 3COM (through its Palm Computing subsidiary), have each developed or are reported to be developing operating systems which may compete directly with our current operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, to provide operating systems which compete with ours. Although we believe our GEOS and GEOS-SC system software has features that give us an advantage over competing operating systems, companies may develop similar or better features. Moreover, a number of our current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for mobile devices and compete directly with us. Our competitors may develop or market mobile communication device operating system or application software products that are superior to ours, that are offered at lower prices, or that are more rapidly accepted by the market.

In June 1998, Psion, Ericsson, Motorola, and Nokia announced a joint venture named Symbian that will license Psion's EPOC operating system to smart phone manufacturers. In May of 1999, Matsushita (Panasonic) also joined the joint venture. Through Symbian, these companies are seeking to introduce an operating system platform in the smart phone market that would directly compete with our GEOS-SC system software, and together these companies have contributed over $150 million to capitalize the venture. Collectively, Ericsson, Motorola, Nokia and Matsushita hold a dominant position as suppliers in the worldwide market for mobile phones, of which smart phones represent a market segment. While Symbian is in its early stages and its ultimate impact on us is difficult to assess, its impact on the market could have a material adverse effect on our business, operating results or financial condition.

Because of our transition away from the development of operating system technology, we expect license fees and royalty revenues related to our operating system technologies to decrease significantly in the future.

Volatility Of Stock Price. If our revenues or results of operations do not meet the levels expected by securities analysts the trading price of our common stock could decrease. In addition, our common stock price is volatile because it is associated with internet, telecommunications and technology stocks, in general. As a result, there are other factors that may affect our stock price unrelated to our specific performance.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Alameda, California, in approximately 40,000 square feet of office space under a lease that we may renew through 2005. On March 31, 2000 we decided we no longer needed to lease 9,640 square feet of office space in Berkeley, California, and we turned it back to the landlord without penalty. We operate a subsidiary, Geoworks Kabushiki Kaisha, in Tokyo, Japan, which leases office facilities from an independent agent, Aisys Corporation. We operate a second subsidiary in Macclesfield, England, which leases approximately 7,000 square feet of office space under a lease that expires in 2006. Beginning in June 2000, we are scheduled to lease additional office facilities in Macclesfield consisting of approximately 5,000 square feet in an adjacent building under a lease that expires in 2005. We believe that our existing facilities will be adequate to meet our needs in fiscal year 2001 and that additional space will be available if needed. At the present time we have expansion capacity at our Alameda facility which will satisfy space needs associated with our growth plans.


ITEM 3. LEGAL PROCEEDINGS

On April 25, 2000, Phone.com, Inc., filed a declaratory relief action against us in the United States District Court in San Francisco, California seeking to invalidate our Flex UI patent. On June 15, 2000, we responded by filing an answer and counterclaim alleging that Phone.com has infringed our patents.

permanent cease and desist orders directing Phone.com and Sanyo Corporation, and their affiliates, subsidiaries, divisions, licensees, agents, contractors and other related entities from selling, advertising, demonstrating, using, maintaining, servicing or repairing any infringing WAP-enabled products and services in the United States.

Under U.S. law, our Flex UI patent is presumed valid. The burden of invalidating our patent is on Phone.com. We intend to vigorously defend and prosecute all rights relating to our Flex UI patent. The expenses required to pursue legal remedies could be significant. Although we believe we have adequate resources to support our IPR licensing program, we can not be certain of the outcome of related litigation. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of our resources and could have a material adverse effect on our operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2000.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The members of the Board of Directors and executive officers of the Company are as follows:

      Name               Age                     Position
      ----               ---                     --------
David Neylon             52     Chairman of the Board of Directors
John B. Balousek         55     Director
Kevin P. Fitzgerald      43     Director
Andrew Cole              33     Director
David L. Grannan         36     President and Chief Executive Officer, Director
Stephen T. Baker         42     Vice President, Chief Financial Officer, Director
Adam de Boor             33     Vice President and Chief Technology Officer
Rhonda Jobe              53     Vice President, Marketing
Christopher A. Waldo     42     Vice President, Sales

Mr. Neylon joined the Board of Directors in January 2000. He was appointed Chairman of the Board of Directors in April 2000. Mr. Neylon was previously with LookSmart, Ltd., a leading Internet search and directory company, where he served as Chief Operating Officer from November 1998 to September 1999. Mr. Neylon was Senior Vice President of WorldPlay Entertainment from 1995 to 1998. Mr. Neylon was with AT&T from 1987 to 1995. He was Vice President of ImagiNation Network, a subsidiary of AT&T and the predecessor of WorldPlay Entertainment from 1993 to 1995. Mr Neylon held a variety of other positions with AT&T, including product management assignments at AT&T's Computer Systems Division, strategic planning for AT&T's Consumer Products Division, and in emerging technology ventures for AT&T's Easylink Systems. Mr. Neylon holds a BA degree from Drew University and an MBA from Rutgers.

Mr. Balousek joined the Board of Directors in December 1998. Mr. Balousek was Executive Vice President and a Founder of PhotoAlley.com, a San Francisco-based start-up company providing electronic commerce services from 1998 through 1999. In 1996 Mr. Balousek was named Chairman and Chief Executive Officer of True North Technologies, the digital and interactive services company of Foote, Cone & Belding Communications (FCB), an agency network of parent company True North Communications. Mr. Balousek joined the San Francisco office of FCB, one of the nation's leading advertising agencies, in 1979 and was named general manager of the office in 1986. Mr. Balousek was named President of FCB West and a director of the firm in 1989, and was named President and Chief Operating Officer of the $5 billion agency in 1991. Prior to joining FCB, Mr. Balousek was in brand management at Procter & Gamble. In addition to Geoworks, he currently serves as a Director of FreeShop.com, Pets.com, and Micron Electronics Corp., all publicly-held companies, and Encirq Corp., Magnifi.com, and EyeShop.com, all privately held companies. Mr. Balousek holds a BA degree from Creighton University and a Master's degree from Northwestern University.

Mr. Fitzgerald joined the Board of Directors in December 1999. Mr. Fitzgerald is the Chairman of the Board of Latin Broadband Group, a South American wireless broadband and paging services provider. From May 1995 to June 2000, Mr. Fitzgerald served as President, Chief Executive Officer, and director of Neff Corporation, one of the largest equipment rental companies in the United States. Prior to May 1995, Mr. Fitzgerald was a senior vice president of Houlihan Lokey, Howard & Zukin, an investment banking firm. Mr. Fitzgerald currently serves as a director of TeleServices Group, a privately held company. Mr. Fitzgerald holds an BS in Electrical Engineering from Carnegie Mellon University, and a MBA from Fordham University.

Mr. Cole joined the Board of Directors in April 2000. Mr. Cole is a Vice President and is in charge of the Global Wireless Practice of Renaissance Strategy, a leading international consulting firm specializing in wireless and telecommunications markets. Mr. Cole has been with Renaissance since 1995. Mr. Cole was the Director of Wireless Consulting Services at EMI Strategic, a Boston based strategic marketing firm from 1993 to 1995. From 1991 to 1993, Mr. Cole held cross continental positions at the LEK Partnership, a strategy consulting firm based in the United Kingdom. Mr. Cole holds a Masters Degree in Business from Oxford University and an Undergraduate Degree in Geography, Economics and Statistics from Bristol University in England.

Mr. Grannan joined the Company in March 1998 as Vice President, Marketing. The Board of Directors appointed Mr. Grannan as President, Chief Executive Officer, and a Director in January 1999. Prior to joining the Company, Mr. Grannan was an Area Vice President at Sprint PCS from June 1997 to March 1998. Prior to his position at Sprint PCS, Mr. Grannan worked at Andersen Consulting in the Communications Industry Group from May 1994 to June 1997, where he provided strategic services for many organizations. Mr. Grannan began his career as a Data Communications Officer in the United States Marine Corps. He holds a BA from Indiana University and received his MBA from the University of California, Berkeley.

Mr. Baker joined the Company in October 1998 as Vice President and Chief Financial Officer. He was appointed to the Board of Directors in October 1999. From August 1996 to October 1998, he was Vice President, Finance and Controller, for the Service Provider Messaging Group at Lucent Technologies having started with Octel Communications prior to its acquisition by Lucent. From July 1995 to August 1996, Mr. Baker was the CFO for the Software Systems Group of Bell Communications Research. From June 1993 to July 1995 he was Controller at Novell after the acquisition of Unix System Laboratories (USL). At Unix System Laboratories, a worldwide software company, Mr. Baker was CFO from February 1989 to June 1993. Mr. Baker has also held a number of financial management positions with AT&T Corporation from August 1981 through February 1989. He holds a BA from the University of Pennsylvania and an MBA from the Columbia University Graduate School of Business.

Mr. de Boor joined the Company in May 1988, and became Vice President and Chief Technology Officer in August 1998. Mr. de Boor has played a key role in the design and implementation of Geoworks' GEOS operating system, focussing on development tools, communication and device software, and served as Lead Architect for release 3.0 of GEOS. In recent years Mr. de Boor has designed, managed, and served as lead programmer for Geoworks' enhanced phone and proprietary server technology projects. Prior to joining Geoworks, Mr. DeBorr worked on the initial release of the X Window System, Version II, and Sprite operating system project. Mr. de Boor holds a BA in Computer Science from the University of California, Berkeley.

Ms. Jobe joined the Company in January 1998 as a product manager and was promoted to Director of Marketing. Ms. Jobe became Vice President, Marketing in January 1999. Before joining Geoworks, Ms. Jobe served as the Manager of the Wireless Data Group for AirTouch Cellular from April 1994 to January 1998. From August 1993 to April 1994 Ms. Jobe was with Dell Computer as Mobile Products Communications Manager. Prior to that, Ms. Jobe acquired more than 25 years of wireless industry experience in a variety of marketing management and software development management positions at Motorola. Ms. Jobe attended Arizona State University with a concentration in Computer Science and business management. Ms. Jobe also attended the University of Michigan with a concentration on new product development.

Mr. Waldo joined the Company in May 2000. Before joining Geoworks, Mr. Waldo was the Area Director of National Sales for Sprint PCS from January 1997 to May 2000. Mr. Waldo previously was Director of Sales for Cellular One in the San Francisco Bay Area from September 1994 to December 1996. From May 1992 to September 1994, Waldo was Corporate Sales Manager for Cellular One. Mr. Waldo began his sales career with IBM in 1987 prior to joining Responsive Software Solutions, an IBM Business Partner in 1989, and Cellular One as a Key Account Executive in November 1990. Mr. Waldo has a BS & BA in Economics from the University of Missouri.

PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS

CHANGES IN COMMON STOCK MARKET VALUE

Geoworks Corporation's common stock trades on the Nasdaq Market under the symbol "GWRX." The following table sets forth the high and low last reported sales prices for our common stock as reported by the Nasdaq Market for the quarters indicated:

                             JUN 30            SEP 30            DEC 31            MAR 31
                             ------            ------            ------            ------
FISCAL YEAR ENDED       ----------------------------------------------------------------------
MARCH 31, 2000            $2.25 - $3.69    $2.06 - $3.56    $2.38 - $16.75    $14.06 - $51.75
Common stock
price per share

FISCAL YEAR ENDED       ----------------------------------------------------------------------
MARCH 31, 1999            $3.31 - $7.38    $1.31 - $3.50    $1.00 - $ 5.69    $ 3.00 - $ 6.00
Common stock
price per share


CHANGES IN EQUITY COMPOSITION

There were no material changes in equity composition in fiscal year ending March 31, 2000.

REGISTERED HOLDERS

There were 236 registered stockholders as of May 31, 2000, and approximately 25,000 beneficial holders as of May 31, 2000. We have not paid or declared cash dividends and have no present plans to do so.

ITEM 6. SELECTED FINANCIAL DATA

The data set is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Form 10-K.

Selected Financial Data
Quarterly Financial Information (unaudited, in thousands, except per share data)


                                                          Quarter Ended
                                      30-Jun-99     30-Sep-99     31-Dec-99     31-Mar-00
Year Ended March 31, 2000

Net revenues
Professional services                  $ 1,149       $ 1,384       $ 1,975       $ 2,496
Research and development fees               --            --           248            72
License and other revenue                  484         1,556           906         1,869
                                    ----------------------------------------------------
  Total net revenues                     1,633         2,940         3,129         4,437

Operating Expenses:
Cost of service                            795           934         1,291         1,564
Cost of license revenue                     66           115            73            81
Sales and marketing                        930         1,109         1,577         1,961
Research and development                   949           977           839         1,335
General and administrative                 702           814           829           993
Restructuring charge reversal               --            --            --          (589)
                                    ----------------------------------------------------
  Total operating expenses               3,442         3,949         4,609         5,345
                                    ----------------------------------------------------

Operating loss                          (1,809)       (1,009)       (1,480)         (908)

Other income (expense):
Other income                                --            --         2,309         1,740
Interest income                            139           146           162           199
Interest expense                            (9)           --            (1)           --
                                    ----------------------------------------------------
Income (loss) before income taxes       (1,679)         (863)          990         1,031

Provision for income taxes                 165           131            59            97
                                    ----------------------------------------------------
Net income (loss)                      $(1,844)      $  (994)      $   931       $   934
                                    ====================================================

Net loss per share-                    $ (0.10)      $ (0.06)      $  0.05       $  0.05
    basic and diluted

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     QUARTER ENDED
                                  30-JUN-98     30-SEP-98     31-DEC-98     31-MAR-99
Year Ended March 31, 1999

Net revenues

Professional services              $    --       $   145       $   606       $   477
Research and development fees        1,285           746           954           330
License and other revenue              208           402           394         3,235
                                ----------------------------------------------------
  Total net revenues                 1,493         1,293         1,954         4,042

Operating Expenses:
Cost of services                        --           146           369           312
Cost of license revenue                 18            13             6             3
Sales and marketing                  1,243         1,403         1,312           993
Research and development             4,640         3,563         3,003         2,604
General and administrative             911           909           818           996
Restructuring charges                   --            --            --         1,790
                                ----------------------------------------------------
  Total operating expenses           6,812         6,034         5,508         6,698
                                ----------------------------------------------------

Operating loss                      (5,319)       (4,741)       (3,554)       (2,656)

Other income (expense):
Other income                            --            --            --            --
Interest income                        195           171           130           116
Interest expense                       (18)           (2)           (5)           (6)
                                ----------------------------------------------------
Loss before income taxes            (5,142)       (4,572)       (3,429)       (2,546)

Provision for income taxes              31            29            59            30
                                ----------------------------------------------------
Net loss                           $(5,173)      $(4,601)      $(3,488)      $(2,576)
                                ====================================================

Net loss per share -Basic          $ (0.32)      $ (0.29)      $ (0.22)      $ (0.15)
and diluted

Consolidated Balance Sheet Summaries
(IN THOUSANDS)


                                                         MARCH 31
                             2000           1999           1998           1997           1996
Working Capital            $ 14,286       $ 12,379       $ 20,095       $ 33,626       $ 43,585

Total assets                 41,459         18,183         27,463         41,868         54,040

Deferred revenue              1,629          1,498            778          1,919          5,529

Long-term obligations            --             --            231            739          2,927

Accumulated deficit         (90,053)       (89,079)       (73,241)       (58,372)       (44,896)

Stockholders' equity         36,632         13,374         23,392         36,553         43,312

Consolidated Statements of Operations Data
(IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                        YEAR ENDED MARCH 31
                                      2000         1999         1998         1997         1996
                                    --------     --------     --------     --------     --------
Total net revenues                  $ 12,139     $  8,782     $ 12,917     $ 11,096     $  6,279

Cost of services                       4,584          827           --           --           --
Cost of revenues                         335           40          155          624          122
Sales and marketing                    5,577        4,951        6,613        7,108        4,510
Research and development               4,100       13,810       18,543       13,698        9,109
General and administrative             3,338        3,634        3,596        3,708        3,254
Restructuring charges (reversal)        (589)       1,790           --           --           --
Cost of merger                            --           --           --        1,450           --
                                 ---------------------------------------------------------------

Total operating expenses              17,345       25,052       28,907       26,588       16,995
                                 ---------------------------------------------------------------

Operating loss                        (5,206)     (16,270)     (15,990)     (15,492)     (10,716)

Other income (expense)
Other income                           4,049           --           --           --           --
Interest income                          646          612        1,427        2,324        1,377
Interest expense                         (10)         (31)        (158)        (244)        (372)
                                 ---------------------------------------------------------------
Total other income                     4,685          581        1,269        2,080        1,005
                                 ---------------------------------------------------------------

Loss before income taxes                (521)     (15,869)     (14,721)     (13,412)      (9,711)
                                 ---------------------------------------------------------------

Provision for income taxes               452          149          148           64           --
                                 ---------------------------------------------------------------

Net loss                            $   (973)    $(15,838)    $(14,869)    $(13,476)    $ (9,711)
                                 ===============================================================

Net loss per share-
     basic and diluted              $  (0.05)    $  (0.97)    $  (0.95)    $  (0.88)    $  (0.75)

Shares used in per share
     computation                      17,866       16,260       15,687       15,234       13,032

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Net Revenues

Our net revenues in fiscal year 2000 increased $3,357,000, or 38%, versus net revenues in fiscal year 1999. We attribute the increase to increased professional services revenues and license revenues which more than offset reductions in research and development fees. The shift in revenues to professional services from research and development fees is consistent with our shift of focus to becoming a mobile e-commerce and information services provider. In addition, we receive license revenues based on our technology included in smartphones, our wireless Internet server and various software and operating systems.

Professional services revenue increased $5,776,000, or 470%, in the year ended March 31, 2000 as compared to the prior fiscal year. We changed the nature of our contractual arrangements for engineering services provided and increased growth in the volume of engineering consulting services provided to our customers. In the second quarter of fiscal 1999, we began providing a portion of our non-recurring engineering services on a professional services consulting basis rather than as Original Equipment Manufacturer (OEM) funded research and development. Such consulting services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a product royalty agreement with the OEM. We are fulfilling contracts in this manner because we are providing engineering services on different types of projects and because we believe there are greater relative returns in consulting opportunities compared to performing OEM funded research for lesser rates, and taking on related risks inherent in collecting product royalty revenues based on potential shipments of resulting products by the OEM. Professional services revenues are generally billed and recognized based on time and materials expended rather than based on the attainment of milestones specific to the OEM contracts.

Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. During the fiscal year we extended our agreement with Nokia to provide professional technology services and develop application software for mobile phones, and we began collaborating with Sonera SmartTrust in developing wireless e-commerce applications. We also continue to provide operating system development and multi-media device development services to Mitsubishi Electric Corporation. The professional services revenues ultimately recognized depend upon our ability to hire and maintain the engineering staff and resources necessary to meet our customers' desired scope of work as well as our ability to attract additional customers for these services. Our consulting relationship with Sonera SmartTrust will wind down in the first quarter of fiscal year 2001 as the current project reaches completion.

Research and development fees revenue decreased $2,995,000, or 90%, in the fiscal year ended March 31, 2000 as compared to the prior fiscal year. The revenues recognized in the latest fiscal year resulted from contracts that had been in progress since fiscal 1999. We no longer have any active contracts of this nature. As discussed above, our business model has changed and OEM funded research and development contracts are not being actively pursued. Research and development fees represent reimbursement for a portion of our development costs related to specific products up to the amounts specified in our OEM licensee contracts. The OEM licensee typically pays us as certain project milestones are achieved. Revenue under these research and development arrangements is recognized under the percentage-of-completion method. The amount of such revenue can vary considerably among periods, depending upon the specific terms of our contracts with OEM licensees and the relative level of development effort devoted to projects in which research and development fees are charged.

License and other revenue increased $576,000, or 14% in the year ended March 31, 2000 as compared to the prior fiscal year. Such revenues include royalty and license fees resulting from the use of our technology in units sold by OEM customers as well as sales of our source code and various service revenues. Royalty and license fees increased by $2.6 million to $3.5 million in fiscal 2000 as compared to the prior year, primarily due to royalties received based on increased shipments of units sold by a single OEM licensee. This increase was partially offset because during fiscal year 1999, the termination of a license agreement with another OEM customer had resulted in revenue of $2.0 million, but no transactions of this nature were recorded in the year ended March 31, 2000. Source code revenues increased $200,000 to $1.2 million in the fiscal year ended March 31, 2000 as compared to the prior year. The termination agreement and source code fees discussed above were one-time events based on the elements and circumstances of particular contracts and as such are not expected to be recurring. Service revenues decreased $200,000 to $100,000 in the year ended March 31, 2000 as compared to the prior year, primarily due to a reduction in support fees earned in connection with software licensed to OEM customers. This decrease is consistent with the change in our business model discussed above.

Although royalty revenues increased in the most recent fiscal year, because we have sold certain source code outright and terminated a number of license agreements during recent years, the number of OEMs subject to license agreements which could generate future royalty revenues has decreased. During the current fiscal year we entered into new agreements to license our wireless internet server technology and to license certain operating system technologies; however we cannot assure you that the resulting revenues, or those from our program to license our technology used in the WAP specification, will replace or be greater than the license revenues historically generated from our OEM customers.

As discussed above, license and other revenue has historically included non-recurring items such as one-time source code license fees, or fees received due to changes in the terms of license agreements resulting from amendment, restructuring, or termination of these agreements. Such revenues are non-recurring and are therefore not indicative of revenues to be recognized in future periods. Further, our realization of anticipated license and royalty revenue from OEM customers is inherently uncertain due to potential delays and risks in the commercial release and acceptance of new products.

Net revenues decreased $4,135,000, or 32%, in fiscal year 1999 compared to net revenues in fiscal year 1998. The primary continuing revenue categories, research and development fees and license and other revenue declined in fiscal year 1999 relative to the preceding fiscal year. New revenues from professional services partially offset these decreases.

Professional services revenues were $1,228,000 in the year ended March 31, 1999. As discussed above, we began providing some of our non-recurring engineering services on a consulting basis rather than as OEM funded research and development in the second quarter of fiscal year 1999. Such consulting services can be offered at relatively higher rates, but do not generally have the additional revenue potential provided by a product royalty or license agreement with the OEM.

Research and development fees revenue decreased $3,951,000, or 54%, in fiscal year ended March 31, 1999 as compared to fiscal year 1998. This substantial decrease occurred because we completed development work on several major OEM projects. Despite our success in developing mobile communication device operating systems for several major OEMs, because of the slower than anticipated development of the smartphone market and the June 1998 announcement of the Symbian joint venture (Psion, Ericsson, Motorola and Nokia) formed to license and further develop a competing operating system platform, there were fewer opportunities for us to provide such research and development services. As work on our existing projects concluded, we assigned development staff to smaller projects with reduced staffing requirements, (some of which had lower reimbursement rates.) These reductions in contract requirements resulted in staffing reductions achieved through attrition and restructure directives. Additionally, we settled a contract dispute with an OEM customer during fiscal 1999 and under the percentage-of-completion method, the effect of this settlement was to lower our revenue and the corresponding accounts receivable in fiscal year 1999 by $740,000.

License and other revenue decreased $1,412,000, or 25%, in fiscal year ended March 31, 1999 in comparison to fiscal year 1998. We recognized license revenue from four primary types of transactions in each period. During fiscal 1999, revenues from the restructure or termination of license agreements totaled $2,000,000 as compared to $1,883,000 during the previous fiscal year. In fiscal year 1999 this revenue resulted from an agreement with a single OEM customer while agreements with three different OEM customers were restructured or terminated in fiscal year 1998. At the time of these agreements, we either agreed to accept one-time settlement payments in lieu of our right to all or a portion of future royalties or we were able to recognize the non-refundable portion of prepaid royalty deposits we had already received. During fiscal 1999, revenues from the sale of source code developed by us were $1,000,000 as compared to $650,000 for the previous fiscal year. Royalties, and to a lesser extent, technology license fees, resulting from the use of our technology in units sold by our OEM customers decreased to $874,000 in fiscal year 1999 as compared to $2,664,000 in fiscal year 1998, primarily as a result of the restructure and termination agreements discussed above which changed the terms of our compensation agreements with those OEM customers. Service revenues, $365,000 and $454,000 in fiscal years 1999 and 1998, respectively, decreased due to reduced support fees earned in connection with software licensed to OEM customers.

Operating Expenses

Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel, related direct costs and facilities overhead. In general, the employees providing these services had previously been engaged in fulfilling our obligations under OEM research and development contracts. Cost of services increased $3,757,000, or 454% in fiscal year ended March 31, 2000 as compared to the prior fiscal year. Our gross margin percentages on professional services revenues were 35% and 33% in the years ended March 31, 2000 and 1999, respectively. Costs of services expenses and the related gross margin dollars were significantly greater in the year ended March 31, 2000 because we offered and provided professional services under consulting agreements for the entire year. We began to offer our professional engineering services in this manner in the second quarter of fiscal year 1999.

     The gross margin recognized on such services is may vary depending on the average rates charged for these consulting services, our ability to hire and retain engineering personnel at competitive rates, and the utilization rates of these personnel. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

Cost of License Revenue. Cost of license revenues consists of license payments to third parties for software that is incorporated into our software. Cost of license revenues increased to $335,000 in fiscal year ended March 31, 2000, as compared to $40,000 and $155,000 in the fiscal years ended March 31, 1999 and 1998, respectively. License payments increased in fiscal year 2000 due to the increased volume of royalty revenue recognized as compared to the prior years. Gross margin percentages on license and other revenue were 93%, 99% and 97% in fiscal years 2000, 1999, and 1998, respectively. Gross margin percentage was reduced in fiscal year 2000 because a greater proportion of the license and other revenues were subject to third party software license agreements.

Sales and Marketing. Sales and marketing expense increased $626,000, or 13%, during fiscal year ended March 31, 2000 in comparison to the prior fiscal year. This increase is due primarily to increased spending on marketing and advertising programs in support of our Mobile Attitude and Mobile ASP offerings as well as increased business development activities. These increased program costs were partially offset by reduced personnel costs. Although our Sales and Marketing staff was now larger at fiscal year end 2000 than at the end of the prior fiscal year, average sales and marketing headcount was approximately 15% less in fiscal year 2000 as compared to the prior year.

Sales and marketing expense decreased $1,662,000, or 25%, during fiscal year 1999 in comparison with fiscal year 1998. In fiscal year 1999 we narrowed the scope of our product plans and marketing activities and therefore reduced our staffing and achieved certain other cost reductions in our sales and marketing programs. Additionally, there had been a non-recurring charge of approximately $300,000 during fiscal year 1998 in connection with a reorganization of staff in certain sales and marketing functions.

Research and Development. Research and development expense decreased $9,710,000, or 70%, during fiscal year ended March 31, 2000 in comparison to the prior fiscal year. We attribute this decrease principally to reductions in staffing and related costs, including those resulting from the restructuring actions taken in the fourth quarter of fiscal 1999. Such staff and expense reductions were necessary as we stopped doing operating system development and reacted to reduced levels of OEM funding. We have also narrowed the scope of our internal research and development to focus on our mobile e-commerce and information services business. Although the research and development staff grew by 30% during the quarter ended March 31, 2000, average headcount for fiscal year 2000 was approximately 70% less than in the prior fiscal year. Approximately 15% of the reduction in research and development headcount is due to the shift of staff into professional services consulting.

Research and development expense decreased $4,733,000, or 26%, during fiscal year 1999 in comparison to fiscal year 1998. As in fiscal year 2000, this decrease was attributable principally to reductions in staffing and related costs. Reductions in contract requirements resulted in staffing reductions achieved through attrition and the restructure directives. Staff reductions first became significant in the quarter ended September 30, 1999. As a result, we also narrowed the scope of our internal research and development activities and reduced amounts paid to outside developers for services and the license of software to be incorporated into future products.

General and Administrative. General and administrative expense decreased $296,000, or 8% during the fiscal year ended March 31, 2000 in comparison to the prior fiscal year. The decrease is due primarily to reduced staffing costs and reduced professional fees consistent with the reductions in staffing and activity in other areas due to the restructuring actions taken in the fourth quarter of fiscal 1999 and the change in our business focus. Although professional fees decreased, legal expenses related to our intellectual property licensing program increased versus prior years and are expected to continue to increase as a result of the filing of a lawsuit by Phone.com challenging the validity and enforceability of our Flex UI patent. See further discussion at
Item 3. Legal Proceedings and Risk Factors Affecting Future Operating Results; "Ability to Capitalize on Intellectual Property Rights and Patent Portfolio."

General and administrative expense increased $38,000, or 1%, during fiscal year 1999 in comparison with fiscal year 1998. These expenses were essentially flat for the year as increased professional fees were offset by decreases in a number of other expenses.

Restructuring Charges. During the fourth quarter of fiscal 1999, we recorded restructuring charges of $1,790,000 as a result of actions taken to better align our cost structure with revenue projections as we shifted our resources to support a business plan focused on opportunities in the mobile e-commerce and information services market. During this quarter, we reduced our workforce by 27%, vacated one facility and consolidated those operations in a remaining facility, which was also partially vacant. The restructure charges consisted of $247,000 in severance costs, charges of $501,000 for the write-off of fixed assets, and $1,042,000 for the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

During the fourth quarter of fiscal 2000, we negotiated a release from the remainder of the lease of the facility previously vacated in the fourth quarter of fiscal 1999. Although we had not been able to arrange for a sublease of the excess space in our primary facility, based on improved operating results and improved business opportunities, we now intend to fully occupy this space. We did not utilize this excess space in fiscal 2000. As a result of these actions, the remaining lease commitment accrual of $589,000 was reversed.


OTHER INCOME (EXPENSE)

Other Income. The proceeds from sales of approximately 13% of our shares of common stock of Wink Communications, Inc. ("Wink") resulted in other income of $4,049,000 in the year ended March 31, 2000. These were the first shares liquidated by us since Wink completed its initial public offering in August 1999. No such transactions were completed in the prior fiscal years. As discussed below in "liquidity and capital resources," our strategy for liquidating all or some portion of our long-term investments will depend on a number of factors. Such factors include, but are not limited to, the levels of cash we use in operations, the desire to diversify our investment risk, and the performance of these investments versus the stock market as a whole.

Interest Income. Interest income increased $34,000 or 6% in the fiscal year ended March 31, 2000 as compared to the prior fiscal year. This increase is attributable to the increased balances of cash available for short-term investment. Net cash used in operations was significantly reduced due to improved operating performance and we generated $4.1 million from the sales of Wink stock discussed above. We also received $3.3 million from the issuance of common stock in fiscal year 2000 in addition to the $5.0 million raised in a private placement from Amazon.com in the fourth quarter of fiscal year 1999. Interest income declined $815,000, or 57%, during fiscal year 1999 in comparison with fiscal year 1998. This decrease was attributable to reduced balances available to us for short-term investment as result of the cash used to fund our operations during each year.

Interest Expense. Interest expense was not significant in the fiscal years ended March 31, 2000 or the prior fiscal year because we had only minimal levels of capital lease and debt obligation liabilities outstanding in these periods. Interest expense decreased $127,000, or 80%, during fiscal year 1999 in comparison with fiscal year 1998. This decrease was primarily due to reduced debt outstanding as a result of regularly scheduled payments of capital lease obligations outstanding.


PROVISION FOR INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid us. As of March 31, 2000, we had net operating loss carryforwards for U.S. income tax purposes of approximately $90,277,000, and for U.K. income tax purposes of approximately $5,326,000, and for state income tax purposes of approximately $19,405,000. We also had research and development credit carryforwards for federal income tax purposes of approximately $2,271,000 and for state income tax purposes of approximately $809,000. Utilization of our U.S. net operating loss and research credit carryforwards will be subject to annual limitations based on the "change of ownership" provisions of the Tax Reform Act of 1986. These limitations may result in the expiration of net operating loss and research credit carryforwards before utilization.


LIQUIDITY AND CAPITAL RESOURCES

Our current sources of liquidity include cash, cash equivalents, and marketable securities totaling $17.2 million at March 31, 2000. This balance has increased from $13.7 million at March 31, 1999 and decreased from $20.0 million at March 31, 1998. This balance has increased at March 31, 2000 as compared to the prior year end because we used significantly less net cash in operating activities, generated cash from our working capital accounts, collected over $4.0 million from the sales of Wink stock and collected over $3.0 million in proceeds from the issuance of our common stock during fiscal year 2000. Our net loss was significantly reduced as compared to the prior two years due to reduced operating deficits and the other income recognized on the sale of a portion of our investment in Wink. Operating deficits were reduced due to the increased revenues discussed above and actions we took to better align our cost structure with revenue projections, including restructuring moves made in the quarter ended March 31, 1999. Cash and marketable securities had decreased over the past two years primarily due to the operational deficits we incurred.

Additional sources of liquidity available to us include our long-term investments in two publicly held companies: Wink Communications, Inc. ("Wink") and MYTURN.com ("MYTN"). Wink completed its initial public offering of its common stock in August 1999 and as result we recorded the fair value of our shares in our consolidated balance sheet. The fair value of this investment will fluctuate with the market price of Wink common shares. This investment had a fair value of $16.4 million and $12.8 million as of March 31, 2000 and June 21, 2000, respectively. In addition, in December 1999, we received warrants to purchase 250,000 shares of MYTURN.com in connection with a license agreement. The exercise price per share is $4.50. The warrants are exercisable beginning in April 2000 and expire in December 2004. We have the right to have these shares included in registration statements filed on behalf of MYTN and to require MYTN to file such a registration statement, subject to certain restrictions, beginning May 15, 2000. The fair value of this investment will fluctuate with the market price of MYTN common shares. The fair value of our investment in MYTN ($4.8 million and $2.0 million as of March 31, 2000 and June 21, 2000, respectively) is included in long-term investments. Our strategy for liquidating all or some portion of the Wink and MYTN investments will depend on a number of factors. These factors include, but are not limited to, the levels of cash used in our operations, our desire to diversify investment risk, and the performance of Wink and MYTN stock versus the stock market as a whole.

Purchases of property and equipment were $937,000, $216,000, and $1,269,000 in the fiscal years 2000, 1999, and 1998, respectively. We have started to increase capital spending to meet our operating objectives and we expect to continue to do so in the future. Capital expenditures in the prior year were not significant, consistent with reductions in personnel resulting from restructuring moves and reduced levels of OEM funded research and development activities. Sales of property and equipment were $16,000 and $483,000 in fiscal years 2000 and 1999, respectively. Such sales were done to generate cash from excess property and equipment.

Payments of capital lease and debt obligations were $30,000, $557,000, and $340,000 in fiscal years 2000, 1999 and 1998 respectively, primarily due to regularly scheduled payments of the related liabilities incurred prior to fiscal year 1998. In fiscal year 1999 these payments included $194,000 to retire the debt outstanding on the property we sold.

Proceeds from the issuance of common stock were approximately $3.3 million, $5.9 million, and $1.7 million in fiscal years 2000, 1999, and 1998, respectively. A private placement with Amazon.com provided cash of $5.0 million in fiscal year 1999. The remainder of the proceeds have been generated from our stock option and employee stock purchase plans.

We expect to increase our investment in the development of our mobile e-commerce and information services business, including additional sales, marketing and research and development spending, and we expect to incur additional operating losses at least through the next fiscal year ending March 31, 2001. Although we anticipate that our existing cash and capital resources will be adequate to satisfy our operating and capital requirements for at least the next twelve months, we cannot assure you that we will not require additional funding in that time frame or that such additional funding, if needed, will be available on acceptable terms.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board "FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("SFAS No. 137"). SFAS No. 133, as amended by SFAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently, nor do we currently intend in the future, to use derivative instruments and therefore do not expect that the adoption of SFAS No. 133 will have any impact on our financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." ("SAB No. 101"). SAB No. 101, which was effective January 1, 2000, requires that license and other up front fees received from research collaborators be recognized over the term of the agreement, unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. Implementation of SAB No. 101 is not anticipated to have a material change on our financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT RISK

Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less and our marketable securities consist of equity securities, principally mutual funds. These investments are subject to minimal interest or market risks.

Our long term investments consist of common shares in Wink Communications, Inc. ("Wink") and warrants in MyTurn. The fair value of these assets ($16,380,000 for Wink and $4,797,000 for MyTurn at March 31, 2000) is included in long-term investments and will fluctuate with their respective market prices. As such these investments are subject to fluctuations of the stock market as a whole and the specific business risks of these companies.

FOREIGN EXCHANGE RATE

We have derived most of our revenue from international operations in each of the last three fiscal years. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiaries use the local currency as their functional currency. Our cash accounts in foreign countries are kept at minimal levels necessary for operations. As the result of the above, the Company is exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiaries results, when translated, may vary from expectations and adversely impact our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks Corporation


We have audited the accompanying consolidated balance sheets of Geoworks Corporation as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks Corporation at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                             /s/  Ernst & Young LLP
                                             --------------------------
                                                  Ernst & Young LLP

San Francisco, California
April 20, 2000

                              GEOWORKS CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                                       MARCH 31
                                                                  2000           1999
                                                             ---------------------------
ASSETS

Current assets:
  Cash and cash equivalents                                    $   1,709       $   1,760
  Marketable securities                                           15,495          11,955
  Accounts receivable                                              1,492           3,102
  Prepaid expenses and other current assets                          417             371
                                                             ---------------------------
Total current assets                                              19,113          17,188

Property and equipment, net                                        1,155             973
Long-term investments                                             21,180              --
Other assets                                                          11              22
                                                             ---------------------------
Total assets                                                   $  41,459       $  18,183
                                                             ===========================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   1,173       $     504
  Accrued liabilities                                              2,025           2,807
  Deferred revenue                                                 1,629           1,498
                                                             ---------------------------
Total current liabilities                                          4,827           4,809

Stockholders' equity:
  Common stock, no par value; 40,000 shares authorized;
      18,485 shares issued and outstanding (1999 - 17,629
      shares)                                                    105,630         102,376

Accumulated deficit                                              (90,052)        (89,079)
Notes receivable from stockholders                                  (182)            (67)
Accumulated other comprehensive income                            21,236             144
                                                             ---------------------------
Total stockholders' equity                                        36,632          13,374
                                                             ---------------------------
Total liabilities and stockholders' equity                     $  41,459       $  18,183
                                                             ===========================


See accompanying notes.

                              Geoworks Corporation

                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                  YEAR ENDED MARCH 31
                                            2000         1999         1998
                                        ------------------------------------
Net revenues:
   Professional services                  $  7,004     $  1,228     $     --
   Research and development fees               320        3,315        7,266
   License and other revenue                 4,815        4,239        5,651
                                        ------------------------------------
Total net revenues                          12,139        8,782       12,917

Operating expenses:
   Cost of services                          4,584          827           --
   Cost of license revenue                     335           40          155
   Sales and marketing                       5,577        4,951        6,613
   Research and development                  4,100       13,810       18,543
   General and administrative                3,338        3,634        3,596
   Restructuring charges (reversal)           (589)       1,790           --
                                        ------------------------------------
Total operating expenses                    17,345       25,052       28,907
                                        ------------------------------------
Operating loss                              (5,206)     (16,270)     (15,990)

Other income (expense):
   Other income                              4,049           --           --
   Interest income                             646          612        1,427
   Interest expense                            (10)         (31)        (158)
                                        ------------------------------------
Total other income                           4,685          581        1,269
                                        ------------------------------------
Loss before income taxes                      (521)     (15,689)     (14,721)
Provision for income taxes                     452          149          148
                                        ------------------------------------
Net loss                                  $   (973)    $(15,838)    $(14,869)
                                        ====================================

Net loss per share - basic and diluted    $  (0.05)    $  (0.97)    $  (0.95)
                                        ====================================
Shares used in per share computation        17,866       16,260       15,687
                                        ====================================


See accompanying notes.

                              GEOWORKS CORPORATION

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (In thousands)


                                                                                NOTES                   ACCUMULATED
                                               COMMON STOCK                   RECEIVABLE                     OTHER         TOTAL
                                          ---------------------   ACCUMULATED    FROM        DEFERRED   COMPREHENSIVE  STOCKHOLDERS
                                           SHARES      AMOUNT       DEFICIT  STOCKHOLDERS  COMPENSATION     INCOME       EQUITY
                                          -------     ---------   -----------------------------------------------------------------
 Balances at March 31, 1997                15,471     $ 94,851     $(58,372)     $ (68)        $ 32        $    174      $ 36,533
 Common stock issued under stock
 option and stock purchase plans              385        1,667           --         --           --              --         1,667
 Payments received from stockholders           --           --           --          1           --              --             1
 Amortization of deferred compensation         --           --           --         --           32              --            32
 Comprehensive income (loss):
   Foreign currency translation
   adjustment                                  --           --           --         --           --               8             8
   Net loss                                    --           --      (14,869)        --           --              --       (14,869)
                                                                                                                        -----------
 Comprehensive loss                            --           --           --         --           --              --       (14,861)
                                          -----------------------------------------------------------------------------------------
 Balances at March 31, 1998                15,856       96,518      (73,241)       (67)          --             182        23,392
 Common stock issued under stock
 option and stock purchase plans              553          905           --         --           --              --           905
 Common stock issued in private
 placement net of offering costs            1,220        4,953           --         --           --              --         4,953
 Comprehensive income (loss):
   Foreign currency translation                --           --           --         --           --             (38)          (38)
   adjustment
   Net loss                                    --           --      (15,838)        --           --              --       (15,838)
                                                                                                                        -----------
 Comprehensive loss                            --           --           --         --           --              --       (15,876)
                                          -----------------------------------------------------------------------------------------
 Balances at March 31, 1999                17,629      102,376      (89,079)       (67)          --             144        13,374
 Common stock issued under stock
 option and stock purchase plans              856        3,254           --       (182)          --              --         3,072
 Payments received from stockholders           --           --           --         67           --              --            67
 Comprehensive income (loss):
   Unrealized gains on investments             --           --           --         --           --          21,177        21,177
   Foreign currency translation
   adjustment                                  --           --           --         --           --             (85)          (85)
   Net loss                                    --           --         (973)        --           --              --          (973)
                                                                                                                        -----------
 Comprehensive income                          --           --           --         --           --              --        20,119
                                          -----------------------------------------------------------------------------------------
 Balances at March 31, 2000                18,485     $105,630     $(90,052)     $(182)        $ --        $ 21,236      $ 36,632
                                          =========================================================================================


See accompanying notes

                              Geoworks Corporation

                      Consolidated Statements of Cash Flows
                                 (In thousands)


                                                                        YEAR ENDED MARCH 31
                                                                  2000         1999          1998
                                                               ------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $  (973)     $(15,838)     $(14,869)
  Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
      Depreciation and amortization                                 721         1,559         1,415
      Non-cash restructuring charges (reversal)                    (589)        1,543            --
      Amortization of deferred compensation                          --            --            32
      Gain on sale of long-term investments                      (4,409)
      Changes in operating assets and liabilities:
         Accounts receivable                                      1,610           310        (2,937)
         Other assets                                               (20)          376           258
         Deferred revenues                                          131           720        (1,141)
         Accounts payable                                           669            --            --
         Other current liabilities                                 (163)         (466)          336
                                                               ------------------------------------
Net cash (used in) operating activities                          (2,663)      (11,796)      (16,906)

INVESTING ACTIVITIES
Purchases of property and equipment                                (937)         (216)       (1,269)
Sales of property and equipment                                      16           483            --
Purchases of marketable securities                               (4,540)      (10,712)      (13,449)
Sales of marketable securities and long-term investments          5,049        10,000        20,912
Maturities of marketable securities                                  --            --        11,795
                                                               ------------------------------------
Net cash (used in) provided by investing activities                (412)         (445)       17,989

FINANCING ACTIVITIES
Payment of capital lease and debt obligations                       (30)         (557)         (340)
Proceeds from issuance of common stock                            3,072         5,858         1,667
Payments received on notes receivable from stockholder               67            --             1
                                                               ------------------------------------
Net cash provided by financing activities                         3,109         5,301         1,328

Foreign currency translation adjustments                            (85)          (38)            8
                                                               ------------------------------------
Net (decrease) increase in cash and cash equivalents                (51)       (6,978)        2,419
Cash and cash equivalents, beginning of year                      1,760         8,738         6,319
                                                               ------------------------------------
Cash and cash equivalents, end of year                          $ 1,709      $  1,760      $  8,738
                                                               ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest payments                                               $    10      $     31      $    158
                                                               ====================================
Income tax payments                                             $   452      $    149      $    148
                                                               ====================================


See accompanying notes.

                              Geoworks Corporation

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


RECLASSIFICATIONS

Certain fiscal year 1999 and 1998 balances have been reclassified to conform to the fiscal year 2000 presentation.


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

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REVENUE RECOGNITION

Professional services revenues are generally billed and recognized based on time and materials expended by the Company at contracted rates.

Research and development fees are primarily amounts received pursuant to contracts with original equipment manufacturers ("OEMs") under which the Company is reimbursed for a portion of its development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs.

License and other revenue includes revenue from hardware manufacturers that incorporate the Company's software products into their systems and service revenues resulting from support contracts provided in connection with the Company's licensed technology. In addition, the Company has licensed certain technology and intellectual property and sold source code to third parties to be used in the development of their own service offerings and products. Revenues from products or technology licensed to OEMs and revenue sharing agreements are recognized when the related products or technology is accepted by the OEM or customer. Advance payments of license fees (prepaid royalties) are recorded as deferred revenue and recognized as license revenue as products containing the licensed software are sold and reported by the licensee. If an OEM license agreement is terminated (through contract termination or as a result of product discontinuation), any remaining deferred revenue related to unamortized prepaid royalties is recognized as revenue, provided that the Company has no obligations remaining under the agreement. Revenues from the license of technology, intellectual property, and sale of source code are recognized when the Company has performed under the terms of the related contract and such revenues can be determined, if such amounts are based on revenue sharing or some other calculation.


CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less and are stated at cost, which approximates fair value.

                              Geoworks Corporation

MARKETABLE SECURITIES

In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS No. 115"), the Company is required to determine the appropriate classification of its debt and equity securities at the time of purchase and reevaluate such designation as of each balance sheet date. The Company has classified all of its marketable securities as available-for-sale.

Available-for-sale securities are carried at amounts which approximate fair value. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale debt and equity securities are included in interest and other income.

The Company's marketable securities consist of equity securities, principally mutual funds, at March 31, 2000 and 1999. Unrealized gains and losses at March 31, 2000 and 1999, and realized gains and losses for the years then ended, were not significant.


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


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to four years. Assets acquired under capital lease obligations and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESEARCH AND DEVELOPMENT EXPENSE

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses on projects for which OEM funding was received were $182,000, $4,317,000, and $7,590,000 for fiscal years 2000, 1999, and 1998, respectively, of which $320,000, $3,315,000, and $7,266,000 was funded and recognized as revenue in fiscal years 2000, 1999, and 1998, respectively.

MAJOR CUSTOMERS

Revenues from three major customers accounted for 39%, 31% and 18%, respectively of net revenues for fiscal year 2000. Revenues from three major customers accounted for 57%, 17%, and 16%, respectively of net revenues for fiscal year 1999. Revenues from four major customers accounted for 29%, 18%, 16% and 11%, respectively of total revenues for fiscal year 1998.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to apply the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB Opinion 25") and related Interpretations in accounting for its stock option and stock purchase plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal years 2000, 1999 and 1998 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123 is presented in Note 5.

NET LOSS PER SHARE

Basic and diluted net loss per share information for all periods is presented under the requirements of FASB Statement No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have been excluded from the computation of diluted net loss per share as their inclusion would also be antidilutive. If the Company had reported net income, the calculation of diluted earnings per share would have included the effect of common equivalent shares related to outstanding stock options (Note
7).

                              Geoworks Corporation

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


SEGMENT INFORMATION

In accordance with FAS 131 "Disclosures about Segments of an Enterprise and Related Information" public business enterprises are required to report financial and other information about operating segments of the entity for which such information is available and is utilized by the chief operating decision maker. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 9). The Company operates as one business segment.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133, as amended by FAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently, nor do we currently intend in the future, to use derivative instruments and therefore do not expect that the adoption of FAS No. 133 will have any impact on our financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial
Statements" ("SAB No. 101"). SAB No. 101, which was effective January 1, 2000, requires that license and other up front fees received from research collaborators be recognized over the term of the agreement, unless the fee is in exchange for products delivered or services performed that represent the culmination of a separate earnings process. The implementation of SAB No. 101 is not anticipated to have a material change on our financial statements.

                              Geoworks Corporation

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                                   MARCH 31
                                                              2000         1999
                                                           ---------------------
Equipment                                                    $2,853       $1,980
Furniture and fixtures                                          986          987
Leasehold improvements                                          733          732
                                                           ---------------------
                                                              4,572        3,699
Less accumulated depreciation and amortization                3,417        2,726
                                                           ---------------------
Property and equipment, net                                  $1,155       $  973
                                                           =====================


3.  LONG-TERM INVESTMENTS

In connection with the transfer of certain technology and rights to two privately held companies, Wink Communications, Inc. ("Wink") and Global PC, Inc. ("Global PC"), the Company received a minority equity interest in each of these companies in previous fiscal years. These equity securities are classified as available for sale. The costs of developing the related technologies were previously charged to operations; accordingly no value had been attributed to these interests in the consolidated financial statements reported for periods prior to August 1999.

In August 1999, Wink completed an initial public offering of its common stock. Therefore, the carrying value of the Company's investment in Wink ($16,380,000 at March 31, 2000) is determined based on the closing price of Wink common shares at each balance sheet date. The fair value of this asset is included in long-term investments and it will fluctuate with the market price of Wink common shares. The unrealized gain on the Wink shares, which is equal to the fair value of the investment, is included in stockholders' equity. Gains recognized on the sale of Wink shares, which amounted to $4,049,000 in fiscal year 2000, are reported as other income.

In December 1999, the assets of Global PC were acquired by MYTURN.com ("MYTN"), a publicly traded company. In connection with the acquisition, the Company signed a licensing agreement with MYTN. Per the terms of the agreement, the Company has also been granted warrants to purchase 250,000 shares of MYTN common stock at $4.50 per share. The warrants are exercisable beginning April 22, 2000 and expire in December 2004. The Company has the right to have the shares underlying the warrants included in registration statements filed on behalf of MYTN and to require MYTN to file such registration statements, subject to certain

                              Geoworks Corporation

3. LONG-TERM INVESTMENTS (CONTINUED)

restrictions, beginning May 15, 2000. The fair value of the Company's MYTN warrants ($4,797,000 at March 31, 2000) is included in long-term investments. The value of this investment will fluctuate with the market price of MYTN shares. The unrealized gain on these warrants, which is equal to the investment balance, is included in stockholders' equity.

4. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                                 MARCH 31
                                                           2000            1999
                                                        ------------------------
Accrued compensation                                      $1,344          $  981
Accrued facility lease liabilities                            --           1,042
Other                                                        681             784
                                                        ------------------------
Total                                                     $2,025          $2,807
                                                        ------------------------


5. INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), under which the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax provisions of $452,000, $149,000 and $148,000 for fiscal years 2000 and 1999 and 1998, respectively, consist primarily of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers.

                              Geoworks Corporation

5. INCOME TAXES (CONTINUED)

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                              MARCH 31
                                                        2000           1999
                                                    -------------------------
      Operating loss carryforwards                    $ 34,625       $ 32,934
      Tax credit carryforwards                           3,080          2,903
      Purchased intangible assets                        9,633         10,441
      Capitalized research expenditures                  2,808          2,713
      Deferred revenue                                     668            614
      Other, net                                           157            874
                                                    -------------------------
      Total deferred tax assets                         50,971         50,479
      Unrealized gain on marketable securities          (8,683)            --
      Valuation allowance on deferred tax assets       (42,288)       (50,479)
                                                    -------------------------
      Net deferred tax assets                         $     --       $     --
                                                    =========================

The changes in the valuation allowance for fiscal years 2000 and 1999 were ($8,191,000) and $7,302,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 2000 include approximately $9,400,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of March 31, 2000, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $90,277,000, U.K. income tax purposes of approximately $5,326,000, and state income tax purposes of approximately $19,405,000. The Company also has federal and state research and development credit carryforwards of approximately $2,271,000 and $809,000 respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

Utilization of the Company's U.S. net operating loss and tax credit carryforwards will be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                              Geoworks Corporation

6. COMMITMENTS

The Company leases its office facilities and certain computer equipment under noncancelable lease agreements which require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $518,000, $1,247,000, and $1,287,000 for fiscal years 2000, 1999, and 1998, respectively.

Future minimum payments under noncancelable operating leases having terms in excess of one year and capital leases are due as follows (in thousands):

                                                            OPERATING
FISCAL YEAR                                                   LEASES
-----------                                             --------------
    2001                                                  $    950,000
    2002                                                       919,000
    2003                                                       168,000
    2004                                                       168,000
    2005 and thereafter                                        349,000
                                                        --------------
                                                          $  2,554,000
                                                        ==============


7. STOCKHOLDERS' EQUITY

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

                              Geoworks Corporation

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

The following table summarizes activity under the Company's stock option plans:

                                                      NUMBER     WEIGHTED-AVERAGE
                                                    OF SHARES     EXERCISE PRICE
                                                 ---------------------------------
Balance at March 31, 1997                           3,172,000       $   13.43
   Granted                                          1,767,000            7.77
   Exercised                                         (303,000)          11.10
   Forfeited                                       (1,603,000)          17.43
                                                 ---------------------------------
Balance at March 31, 1998                           3,033,000            8.95
   Granted                                          4,174,000            3.38
   Exercised                                         (443,000)           1.59
   Forfeited                                       (3,450,000)           7.04
                                                 ---------------------------------
Balance at March 31, 1999                           3,314,000            4.88
   Granted                                          1,235,000            7.30
   Exercised                                         (737,000)           4.08
   Forfeited                                       (1,221,000)           6.05
                                                 ---------------------------------
Balance at March 31, 2000                           2,591,000       $    5.83
                                                 =================================

Outstanding options exercisable at March 31, 2000     650,000       $    5.61
                                                 =================================

Options available for grant at March 31, 2000       1,408,852
                                                 ==============

The weighted average fair value at grant date of options granted during fiscal years 2000, 1999, and 1998 was $5.88, $2.82, and $8.51 per share, respectively.

                              Geoworks Corporation

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes information concerning currently outstanding and exercisable options:

                              OPTIONS OUTSTANDING                 OPTIONS EXERCISABLE
                  ------------------------------------------------------------------------
                                    WEIGHTED
                                    AVERAGE        WEIGHTED                    WEIGHTED
                                   REMAINING       AVERAGE                     AVERAGE
  EXERCISABLE                     CONTRACTUAL      EXERCISE                    EXERCISE
    PRICES           SHARES           LIFE          PRICE         SHARES        PRICE
------------------------------------------------------------------------------------------
 $  0.53 - 2.06        514,000        8.63       $   1.90         128,000     $  1.77
    2.38 - 3.09        470,000        8.99           2.62          33,000        2.76
    3.13 - 3.41        445,000        7.53           3.29         124,000        3.28
    3.63 - 4.75        726,000        8.47           3.76         245,000        3.75
   5.94 - 47.25        436,000        8.54          19.98         120,000       16.71
                   -------------                                -----------
                     2,591,000                                    650,000
                   =============                                ===========


EMPLOYEE STOCK PURCHASE PLAN

Under the Company's employee stock purchase plan, employees meeting certain eligibility criteria may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 600,000 shares have been reserved for issuance under the plan. In fiscal years 2000, 1999, and 1998, 69,000 shares, 110,000 shares, and 83,000 shares, respectively, were issued under the plan at average prices of $2.07, $1.81, and $6.32 per share, respectively. At March 31, 2000, a total of 312,000 shares were available for issuance under the plan.

                              Geoworks Corporation

7. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of FAS 123 and applies APB Opinion 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal years 2000, 1999, and 1998, the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                            YEAR ENDED MARCH 31
                                                    2000            1999            1998
                                               ---------------------------------------------
Net loss, as reported                            $    (973)      $  (15,838)     $   (14,869)
Net loss, pro forma                                 (4,561)         (19,911)         (17,697)

Net loss per share - basic and diluted, as
  reported                                           (0.05)           (0.97)           (0.95)
Net loss per share - basic and diluted, pro
  forma                                              (0.26)           (1.22)           (1.13)


The fair value of each option as of date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions used for fiscal years 2000, 1999, and 1998: expected volatility calculations based on historical data (1.086, 1.164, and 0.996, respectively) and risk free interest rates based on U.S. government strip bonds on the date of grant (5.94%, 5.21%, and 6.12% respectively) with maturities equal to the expected option lives of five years. No dividends are assumed.

NOTES RECEIVABLE FROM STOCKHOLDERS

The notes receivable from stockholders arose from the exercise of 51,563 stock options and the sale of 50,000 shares of the Company's common stock to officers, which are secured by the shares of common stock issued as well as deeds of trust on each such officer's principal residence. The notes accrue interest at 6.0% and are due on February 8, 2005 and August 10, 2004.

                              Geoworks Corporation

8. RETIREMENT PLAN

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

The Company may, at its discretion, contribute amounts to the 401(k) plan. No employer contributions were made during fiscal years 2000, 1999, or 1998.

9. INFORMATION BY GEOGRAPHIC AREA

Information regarding operating information and identifiable assets by geographic area is as follows (in thousands):

                                                       YEAR ENDED MARCH 31
                                                  2000         1999         1998
                                              -----------------------------------
Revenues:
  U.S. operations:
    Domestic revenues                           $   716      $   517      $ 3,226
    Export revenues:
      Japan                                       5,542        6,771        3,603
      Europe                                      5,881        1,472        5,843
   Foreign operations (principally Europe)           --           22          245
                                              -----------------------------------
                                                $12,139      $ 8,782      $12,917
                                              ===================================


                                               YEAR ENDED MARCH 31
                                       2000             1999             1998
                                   --------------------------------------------
Operating loss:
  U.S. operations                    $ (2,078)        $(12,756)        $(12,562)
  Foreign operations                   (3,128)          (3,514)          (3,428)
                                   --------------------------------------------
                                     $ (5,206)        $(16,270)        $(15,990)
                                   ============================================

                              Geoworks Corporation

9. INFORMATION BY GEOGRAPHIC AREA (CONTINUED)

                                                         MARCH 31
                                          2000             1999            1998
                                       -----------------------------------------
Identifiable assets:
  U.S. operations                        $40,673         $17,315         $26,034
  Foreign operations                         786             868           1,429
                                       -----------------------------------------
                                         $41,459         $18,183         $27,463
                                       =========================================


10. RESTRUCTURING CHARGES

During the fourth quarter of fiscal 1999, the Company recorded restructuring charges of approximately $1.8 million as a result of actions taken to better align its cost structure with revenue projections as the Company shifted its resources to support a business plan focused on opportunities in the mobile e-commerce and information services market. During the quarter, the Company terminated approximately 27% of its workforce, vacated one facility and consolidated those operations in a remaining facility, which is also partially vacant. The restructure charges consist of severance costs for the termination of 33 employees, 32 of which were terminated prior to March 31, 1999, as well as related charges for the write-off of property and equipment and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

During the fourth quarter of fiscal 2000, the Company negotiated a release from the remainder of the lease of the facility previously vacated in the fourth quarter of fiscal 1999. Also, based on improved operating results and improved business opportunities, the Company will now fully occupy the space in its primary facility that it had previously intended to vacate. The Company did not utilize this space in fiscal 2000. As a result of these actions, the remaining lease commitment accrual, $589,000, was reversed.

                              Geoworks Corporation

10. RESTRUCTURING CHARGES (CONTINUED)

The following table summarizes the restructuring activity (in thousands):

                                                   WRITE-OFF OF
                                         SEVERANCE   PROPERTY    ACCRUAL OF
                                        AND RELATED     AND         LEASE
                                          CHARGES    EQUIPMENT   COMMITMENTS      TOTAL
                                      --------------------------------------------------
Total restructuring charges                $ 247       $ 501       $ 1,042       $ 1,790
Amount paid                                  (59)         --            --           (59)
Write-off of property and equipment           --        (501)           --          (501)
                                      --------------------------------------------------
Accrued liabilities at March 31, 1999        188          --         1,042         1,230
Amounts paid                                (188)         --          (453)         (641)
Reversal of accrued lease
  commitments                                 --          --          (589)         (589)
                                      --------------------------------------------------
Accrued liabilities at March 31, 2000      $  --       $  --       $    --       $    --
                                      ==================================================


11. SUBSEQUENT EVENT

LEGAL ACTIONS

In January 2000, the Company initiated a licensing program for its patented flexible user interface technology (Flex UI) based on its belief that WAP-compliant or WAP-enabled products use this technology. On April 25, 2000, Phone.com, Inc., filed a declaratory relief action against the Company in the United States District Court in San Francisco, California seeking to invalidate the Flex UI patent. On June 15, 2000 the Company responded by filing an answer and counterclaim alleging infringement by Phone.com. The expenses required to pursue legal remedies could be significant. Although Company management believes it has adequate resources to support the Company's position, the outcome of the related litigation is uncertain. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of the Company's resources and could have a material adverse effect on the Company's operating results and financial condition.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURES

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to directors and compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference from our definitive proxy statement filed in connection with its 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive proxy statement filed in connection with its 2000 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from our definitive our proxy statement filed in connection with our 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans To Officers. During the fiscal year, we loaned Stephen T. Baker, Vice President and Chief Financial Officer $94,337 and Don Ezzell, former General Counsel and Secretary $87,678 to assist with the purchase of stock and stock options. Each loan bears interest at 6% per annum, and is secured by the stock, a security agreement, and by a deed of trust on real property.

Change of Control Arrangements. The stock option agreements governing stock options granted to directors and officers provide for accelerated vesting of all or a portion of the options thereto in the event of a change in control.

Additional information required by this Item is incorporated herein by reference from our definitive proxy statement filed in connection with our 2000 Annual Meeting of Stockholders.

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

                  10.27 Amendment Number One to Geoworks Corporation - Mitsubishi Electric Corporation Technology Agreement, effective March 25, 1999###

                  10.28 Exhibit A-2 to the Geoworks Corporation-Mitsubishi Electric Corporation Technology Agreement, effective June 30, 1999 ####p (Incorporated by reference to exhibit 10.28 to Registrants report on Form 10-Q for the quarter ended June 30, 1999)

                  10.29 Agreement for Software Development Subcontracting Dated 4 November, 1999 between Nokia Mobile Phones Ltd. and Geoworks Corporation ###p (Incorporated by reference to exhibit 10.29 to Registrants report on Form 10-Q for the quarter ended December 31, 1999)

                  10.30 Geoworks-MyTurn Stock Transfer and Technology License Agreement, effective December 22, 1999 ###p (Incorporated by reference to exhibit 10.30 to Registrants report on Form 10-Q for the quarter ended December 31, 1999)

                  10.31 Executive Employment Agreement between Geoworks Corporation and Donald. G. Ezzell, dated August 10, 1999 (incorporated by reference to Exhibit 99.03A-C to Registrant's report on Form 8-K filed September 30, 1999)*

                  10.32 Amendment Number Five to Geoworks - Toshiba Corporate Technology Agreement effective 31 January 2000 ###p

                  10.33 Security Agreement and Promissory Note between Geoworks Corporation and Stephen T. Baker dated February 8, 2000*

                  10.34 Exhibit A-3 to Amendment Number One to Geoworks Corporation - Mitsubishi Electric Corporation Technology Licensing Agreement, MELCO V29170 Development FY 2001 Project effective 1 April 2000 ###p

                  21.1 List of subsidiaries (incorporated by reference to Exhibit 21.1 to Registrant's Form 10-K for the year ended March 31, 1997)

                  23.1 Consent of Independent Auditors (see sequentially numbered PAGE 63)


                  24.1     Power of Attorney (SEE PAGE 62)

                  27.1     Financial Data Schedule

                           ### Confidential treatment has been granted as to portions thereof

                           ###p Confidential treatment has been requested and is pending as to portions thereof

                           * Management contract or compensatory plan or arrangement


(b)      REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed during the quarter ended March 31, 2000:

         Form 8-K filed February 7, 2000 indicating the appointment of new members to the Board of Directors.

         Form 8-K filed January 28, 2000 indicating Registrant announced a licensing program concerning patented intellectual property rights.

(c)      EXHIBITS

         See Item 14 (a) 3 above.

(d)      FINANCIAL STATEMENT SCHEDULES

         See Item 14 (a) 2 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 29, 2000

                              GEOWORKS CORPORATION



                              By: /s/ David L. Grannan
                                 -------------------------------------

                              David L. Grannan
                              President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David Neylon and David L. Grannan and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           SIGNATURE                          TITLE                            DATE

/s/ David L. Grannan              President and Chief  Executive          June 29, 2000
--------------------              Officer, and Director
David L. Grannan                  (Principal Executive Officer)

/s/ David Neylon                  Chairman of the Board                   June 29, 2000
 ---------------
David Neylon

/s/ John B. Balousek              Director                                June 29, 2000
--------------------
John B. Balousek

/s/ Kevin P. Fitzgerald           Director                                June 29, 2000
 ----------------------
Kevin P. Fitzgerald

/s/ Andrew Cole                   Director                                June 29, 2000
---------------
Andrew Cole

/s/ Stephen T.  Baker             Vice President, Chief                   June 29, 2000
---------------------             Financial Officer and
Stephen T. Baker                  Director (Principal Financial
                                  Officer)

                                                                    Exhibit 23.1

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements pertaining to the 1994 Stock Plan (Form S-8 No. 333-39863), the Supplemental Option Plan (Form S-8 No. 333-09569), the 1997 Supplemental Plan (Form S-8 No. 333-23901), and the Registration Statement, including Amendment No. 1 thereto (Form S-3 No. 333-24097) and in the related prospectus of Geoworks Corporation of our report dated April 20, 2000, with respect to the consolidated financial statements of Geoworks included in the Annual Report on Form 10-K for the year ended March 31, 2000.

                                              /s/ Ernst & Young LLP
                                              ---------------------
                                                   Ernst & Young LLP




San Francisco, California
June 29, 2000

                              GEOWORKS CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                                INDEX OF EXHIBITS



EXHIBIT NO.           DESCRIPTION                                          SEQUENTIAL PAGE NUMBER
-----------           -----------                                          ----------------------
Exhibit 10.32         Amendment Number Five to Geoworks -                            [65]
                      Toshiba Corporate Technology Agreement
                      effective 31 January 2000 ###p

Exhibit 10.33         Security Agreement and Promissory Note                         [67]
                      between Geoworks Corporation and
                      Stephen T. Baker dated February 8, 2000*

Exhibit 10.34         Exhibit A-3 to Amendment Number One to                         [71]
                      Geoworks Corporation - Mitsubishi
                      Electric Corporation Technology
                      License Agreement, MELCO V29170 Development
                      FY 2001 Project effective 1 April 2000
                      ###p


                      ###p Confidential Treatment has been requested
                           and is pending as to portions thereof

                         * Management contract and compensatory plan
                           or arrangement