Form 10-Q
period 2000-06-30
GEOWORKS /CA/
filed 2000-08-14
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
            Act of 1934 for the quarterly period ended JUNE 30, 2000

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

As of August 07, 2000, the Company had outstanding 21,650,580 shares of Common Stock, $ 0.001 par value per share.

                              GEOWORKS CORPORATION

                                      INDEX


                                                                                          Page
                                                                                          ----
Part I.  Financial Information

    Item 1.  Financial Statements (Unaudited)

        Condensed consolidated balance sheets: June 30, 2000 and March 31, 2000              2

        Condensed consolidated statements of operations:  Three months ended
          June 30, 2000 and 1999
                                                                                             3
        Condensed consolidated statements of cash flows: Three months ended
          June 30, 2000 and 1999                                                             4

        Notes to condensed consolidated financial statements: June 30, 2000                5-6

    Item 2. Management's discussion and analysis of financial condition and results
              of operations                                                               7-16

    Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     17

Part II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K                                               17

Signature                                                                                   18

                          PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
                                 (in thousands)


                                             June 30,    March 31,
                                              2000         2000
                                             --------    ---------
ASSETS
Current assets
     Cash and cash equivalents               $ 1,301      $ 1,709
     Marketable securities                    13,761       15,495
     Accounts receivable                         755        1,492
     Prepaid expenses and other current          433          417
      assets
                                             -------      -------
          Total current assets                16,250       19,113

Property and equipment, net                    1,855        1,155
Long-term investments                         18,331       21,180
Other assets                                      55           11
                                             -------      -------
                                             $36,491      $41,459
                                             =======      =======

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities
     Accounts payable                        $   657      $ 1,173
     Accrued liabilities                       1,786        2,025
     Deferred revenue                          1,222        1,629
                                             -------      -------
          Total current liabilities            3,665        4,827

Stockholders' equity                          32,826       36,632
                                             -------      -------
                                             $36,491      $41,459
                                             =======      =======


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (in thousands, except per share data)


                                              Three Months Ended
                                            -----------------------
                                            June 30,       June 30,
                                              2000           1999
                                            --------       --------
Net revenues:

     Professional services                  $  2,055       $  1,149
     License and other revenue                 1,975            484
                                            --------       --------
          Total net revenues                   4,030          1,633

Operating expenses:
     Cost of services                          1,189            795
     Cost of license revenue                      18             66
     Sales and marketing                       1,473            930
     Research and development                  1,646            949
     General and administrative                1,313            702
                                            --------       --------
          Total operating expenses             5,639          3,442
                                            --------       --------

Operating loss                                (1,609)        (1,809)

Other income (expense):
     Interest income                             228            139
     Interest expense                             --             (9)
                                            --------       --------
Loss before income taxes                      (1,381)        (1,679)

Provision for income taxes                       173            165
                                            --------       --------
Net loss                                    $ (1,554)      $ (1,844)
                                            ========       ========

Net loss per share (basic and diluted)      $  (0.08)      $  (0.10)
                                            ========       ========

Shares used in per share
     computations                             18,551         17,643
                                            ========       ========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                               -------------------------
                                                                 June 30,       June 30,
                                                                  2000           1999
                                                               ---------       ---------
Operating activities:
    Net loss                                                   $  (1,554)      $  (1,884)
    Adjustments to reconcile net loss to net cash used in
    Operating activities:
        Depreciation and amortization                                202             125
        Changes in operating assets and liabilities                 (486)          1,493
                                                               ---------       ---------
Net cash used in operating activities                             (1,838)           (226)
                                                               ---------       ---------

Investing activities:
    Purchases of property and equipment                             (888)             (9)
    Sales of marketable securities                                 1,734             872
                                                               ---------       ---------
Net cash provided by (used in) investing activities                  846             863
                                                               ---------       ---------

Financing activities:
    Payments of capital lease and debt obligations                    --             (19)
    Net proceeds from issuance of common stock                       542              20
                                                               ---------       ---------
Net cash provided by (used in) financing activities                  542               1
                                                               ---------       ---------

Foreign currency translation adjustments                              42               1
                                                               ---------       ---------
Net increase (decrease) in cash and cash equivalents                (408)            639
Cash and cash equivalents at beginning of period                   1,709           1,760
                                                               ---------       ---------
Cash and cash equivalents at end of period                     $   1,301       $   2,399
                                                               =========       =========


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

The condensed consolidated financial statements for the three months ended June 30, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management's discussion and analysis of financial condition and results of operations, included in the Company's Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

3. LONG-TERM INVESTMENTS


                         June 30,      March 31,
                           2000          2000
                         --------      --------
Wink Communications,Inc.   14,969        16,380
MyTurn.com, Inc.            3,359         4,797
Other                           3             3
                         --------      --------
Total                      18,331        21,180
                         ========      ========


The Company's equity securities are classified as available for sale. The carrying value of the Company's investments in Wink Communications,Inc. ("Wink") and MyTurn.com, Inc. ("MyTurn") are determined based on the closing price of these companies common shares at each balance sheet date. The fair value of these assets will fluctuate with the market price of Wink and MyTurn common shares. The unrealized gain on these shares, which is equal to the fair value of the investment, is included in stockholders' equity. Gains recognized on the sale of these investments are reported as other income. No such sales were made in the quarters ended June 30, 2000 or June 30, 1999.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. COMPREHENSIVE LOSS

Comprehensive loss consists of the following:


                                          Three months
                                         ended June 30,
                                    -----------------------
                                      2000           1999
                                    --------       --------
Net loss                            $ (1,554)      $ (1,844)
Unrealized loss on investments        (2,849)            --
Foreign currency translation
   adjustments                            42              1
                                    --------       --------
Comprehensive loss                  $ (4,361)      $ (1,843)
                                    ========       ========


5. SUBSEQUENT EVENTS

On July 24, 2000, the Company acquired through its wholly-owned subsidiary, AirBoss Acquisition Corp., a New Jersey corporation ("AirBoss Ac") substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), an SAIC company. The acquired division will consist of Telcordia's "AirBoss Business Unit" and "AirBoss Wireless Solutions Business Unit," which operated a software and wireless technology services business. As purchase consideration for the acquired assets, AirBoss Ac assumed substantially all the liabilities of the AirBoss Business and Geoworks issued to Telcordia approximately three million shares of Geoworks' common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

        This report on Form 10-Q contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in forward-looking statements as a result of a number of risks and uncertainties, including the risks discussed in this Form 10-Q. See "Risk Factors Affecting Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Statements are made as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and you should not rely on them as of any other date. We expressly disclaim any obligation to update any information except as may be required by law.

Results of Operations

Net Revenues


                                            Three Months Ended                   Change
                                      ------------------------------    --------------------------
                                      June 30, 2000    June 30, 1999        $               %
                                      -------------    -------------    ----------      ----------
Net Revenues:
       Professional Services            $    2,055      $    1,149      $      906              79%
       License and other
                  Revenue                    1,975             484           1,491             308%
                                        ----------      ----------      ----------      ----------
                Total net revenues      $    4,030      $    1,633      $    2,397             147%
                                        ==========      ==========      ==========      ==========


        Net revenues increased $2,397,000, or 147%, during the quarter ended June 30, 2000, in comparison with the corresponding quarter of the previous fiscal year. The increase was attributable to increased professional services and license revenues. During our continued transition from a provider of operating systems and related research and development to becoming a mobile e-commerce and information services provider, professional services revenues have been a primary focus for revenue and cash generation. We had three primary customers for these services in the quarter ended June 30, 2000 which engaged us for more hours than the two such customers in the same quarter of the prior year. In addition, our rates have increased as we have obtained new customers and renewed an existing contract. Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. The professional services revenues ultimately recognized depend upon our ability to hire and maintain the engineering staff and resources necessary to meet our customers' desired scope of work as well as our ability to attract additional customers for these services. Our consulting relationship with one major customer wound down in the first quarter of fiscal year 2001 as the current project reached completion.

        Our license and other revenues are generated from technology we have developed that is included in smart phones, various related software and operating systems, and our wireless internet server. License and other revenues increased in the quarter ended June 30, 2000 as compared to the same period of the prior year, primarily due to the receipt of a $1.2 million dollar royalty due in the quarter because a customer did not meet the minimum unit shipment volume requirements of an agreement signed in fiscal year 1999. A significant portion of our license revenues continue to be generated from shipments of products utilizing operating systems we developed in prior years, that we believe, are nearing the end of their life cycles and subsequent royalty revenues of this nature are expected to decrease accordingly. Although royalty revenues increased in the quarter ended June 30, 2000, because the Company has sold source code outright and terminated a number of license agreements over the past two fiscal years, and because the Company is now focusing on mobile e-commerce and information services, the number of Original Equipment Manufacturers subject to license agreements which could generate future royalty revenues has decreased.

Operating Expenses

        Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel related direct costs, and facilities overhead. Cost of services increased $394,000, or 50% in the quarter ended June 30, 2000 as compared to the quarter ended June 30, 1999. This increase is due to the 79% increase in the volume of professional services revenue discussed above.

        The Company's gross margin percentages on professional services revenues were 42% and 31% during the quarters ended June 30, 2000 and 1999, respectively. The gross margin percentage improved in the quarter as compared to the same quarter of the prior year because of increased rates charged for such services as well as decreased average costs to provide such services due to an improved mix of the engineering resources used to provide these services. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

        Cost of License Revenue. Cost of license revenues consists of license payments to third parties for software that is incorporated into our software. Cost of license revenues decreased to $18,000 in the quarter ended June 30, 2000, as compared to $66,000 in the quarter ended June 30, 1999. Gross margin percentages on license and other revenue were 99% and 86% in the quarters ended June 30, 2000 and June 30, 1999, respectively. Gross margin percentage was increase in the quarter ended June 30, 2000 because a lesser proportion of the license and other revenues were subject to third party software license agreements.

        Sales and Marketing. Sales and marketing expense increased $543,000, or 58%, during the quarter ended June 30, 2000 in comparison to the quarter ended June 30, 1999. This increase is due primarily to increased headcount as we expanded our efforts to market our new services, particularly the Mobile ASP and Premion Server+ offerings, to customers. In addition, we have increased business development activities. These increased personnel costs were partially offset by reduced consulting expenses because of the increased internal resources available.

        Research and Development. Research and development expense increased $697,000 or 73%, during the quarter ended June 30, 2000 in comparison with the corresponding period of the previous fiscal year. This increase is attributable principally to increased staffing and related costs, including recruiting expenses, as we expanded our research efforts and continued to develop the operational capability necessary to support our new business plans.

        General and Administrative. General and administrative expense increased $611,000 or 87%, during the quarter ended June 30, 2000 in comparison with the corresponding period of the previous fiscal year. This increase is due to increased staffing, including recruiting, and legal costs. We have added headcount to support the increasing size of the company and to put the administrative infrastructure in place to support the new business plans. Legal expenses related to enforcing and defending our patent rights, including the Phone.com related litigation, increased by approximately $250,000 in the quarter ended June 30, 2000 as compared to the corresponding period of the previous fiscal year. Legal fees are expected to continue to increase as a result of the filing of a lawsuit by Phone.com challenging the validity and enforceability of our Flex UI patent and our counter-suit against Phone.com for patent infringement. See further discussion at Risk Factors Affecting Future Operating Results; "Ability to Capitalize on Intellectual Property Rights and Patent Portfolio."

Other Income (Expense)

        Interest income increased $89,000, or 64%, during the quarter ended June 30, 2000, in comparison with the corresponding period of the previous fiscal year. This increase was attributable primarily to higher cash balances available for short-term investment. Net cash used in operations was significantly reduced due to improved operating performance and we generated a total of $4.0 million from the sales of Wink stock in the third and fourth quarters of the fiscal year ended March 31, 2000. We have also received approximately $3.8 million from the issuance of our common stock in the past 12 months, including $0.5 million in the quarter ended June 30, 2000. These proceeds have been generated from our stock option and employee stock purchase plans. Interest expense was insignificant in the quarter and the same quarter of the prior year as we have had minimal balances of debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives which could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income taxes increased by $8,000 or 5% in the quarter ended June 30, 2000 in comparison with the corresponding period of the previous fiscal year due to an increased level of royalties payments received in the quarter.

Liquidity and Capital Resources

        The Company's total cash, cash equivalents, and marketable securities have declined to $15.1 million at June 30, 2000 from $17.2 million at March 31, 2000. The net loss in the quarter of $1.6 million was the primary reason for this decline. In addition, changes in working capital and purchases of property and equipment used cash in the quarter. In the quarter ended June 30, 1999, we had a larger net loss, but used changes in working capital to offset much of the cash impact.

        The Company expects to increase its investment in the development of its mobile e-commerce and information services business, including additional sales, marketing and research and development spending, and expects to incur additional substantial operating losses at least through the current fiscal year ending March 31, 2001. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements at least through March 31, 2001.

        The Company's purchases of property and equipment in the quarter ended June 30, 2000 were significantly higher as compared to the same quarter of the prior year. This is consistent with the increase in personnel resulting from increases in staffing and development of the mobile e-commerce and information services business. Marketable securities transactions in the quarters ended June 30, 2000 and 1999 were performed when necessary to meet operating cash requirements.

        Payments of capital lease and debt obligations ended during fiscal year end 2000. Proceeds from issuance of common stock were generated from the employee stock option plan.

Risk Factors Affecting Future Operating Results

        History of Operating Losses; Anticipated Future Losses. Since Geoworks was formed in 1983, our revenues have been limited, and we have incurred significant losses, and suffered substantial negative operating cash flow. As of June 30, 2000, we had an accumulated deficit of $91.6 million, and had incurred operating losses of $1.6 million in the quarter ended June 30, 2000 and approximately $5.2 million, $16.3 million and $16.0 million in the fiscal years ended March 31, 2000, 1999 and 1998 respectively. Although we limited this in our most recent fiscal year, we expect substantial annual operating losses in the fiscal year ending March 31, 2001, and it is unclear when, if ever, we will be profitable. We plan to achieve profitability by managing operating expenses, maximizing professional services consulting revenues, and focusing our resources on the mobile e-commerce and information services markets. We will also increase our focus on licensing our server technology, selling our Mobile ASP(TM) and Mobile Site(TM) products, and licensing our patent portfolio. However, we cannot assure you that our efforts will be successful.

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

    On June 16, 2000, we announced that we had filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit, which was served to Phone.com on the previous day, seeks to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent (US Patent #5,327,529).

    On July 5, 2000, we announced that we had implemented new licensing terms beginning July 1, 2000 for companies that use our Flexible User Interface patent (US Patent #5,327,529). We recognized by the number of requests we have received for additional information that the licensing program is a complex matter. As a result, we are offering an extension of the previous licensing terms through September 1, 2000 to any company that contacts Geoworks by July 31, 2000. Companies negotiating license terms will continue to receive the current introductory annual rate of $20,000 and will not be held responsible for any past infringement of the patent if the license is completed by September 1, 2000. Companies that do not become licensees by September 1 will be offered a licensing fee of $100,000 for a 3-year contract and may remain liable for any past infringement of the Geoworks Flex UI patent. Certain server license rates will not be changed. Applicable fees may also be waived for smaller companies.

    Through July 2000, we have licensed the Flex UI patent to eight companies, including Toshiba. However, because of the short time period since we announced the licensing program, the Phone.com lawsuit, the relative immaturity of the WAP market, and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing agreement with us, we cannot predict the revenue impact. In addition, we do not know whether potential licensees will agree to sign license agreements or whether it will be necessary for us to pursue appropriate legal remedies. The expenses required to pursue legal remedies could be significant. Although we believe we have adequate resources to support our IPR licensing program, we can not be certain of the outcome of related litigation. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of our resources and could have a material adverse effect on our operating results and financial condition.

    Adequacy of Capital Resources to Execute Business Plan. We believe our existing capital resources will be adequate to satisfy our operating and capital requirements for at least the next twelve months. We expect to incur additional losses for the fiscal year ending March 31, 2001, and may require substantial additional capital beyond that time to successfully execute our business plan. The amount of capital that we will need in the long-term depends upon many factors, such as the amount of revenue we receive from operations, working capital requirements, investment in product development and sales and marketing activities, our legal expenses, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have sold equity securities, obtained advance payments of license revenue and professional fees, and obtained short-term loans as sources of funding. If we need additional financing to execute our business plan, there can be no assurance that it will be available or that if available at all, the terms will be favorable to us or our stockholders without substantial dilution of ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, we may be required to significantly curtail the scale of our operations, forego market or research opportunities, obtain funds through arrangements with strategic partners or others on unfavorable terms, or reduce our ability to enforce our proprietary technology rights.

        Competition in Mobile E-Commerce and Information Services. We have and expect more competition in the mobile e-commerce and information services markets. Our competitors include service providers, wireless ASP's and Internet content and transaction providers. These companies have more cash available and greater technical and marketing resources and name recognition and have or soon may have mobile e-commerce and information services that may compete directly with our products and services. These companies include Phone.com, Infospace, Aether Systems, Puma Technologies, i3 Mobile, 724 Solutions, Oracle, Microsoft, Yahoo and other Internet portals.

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

        Dependence on Limited Number of Revenue Generating Customers. We have a history of dependence on a few key customers. In the quarter ended June 30, 2000, three customers accounted for 84% of our total net revenues. Therefore, a termination or decline in our business relationship with any of our existing customers could have a material adverse impact on our business, financial condition, and results of operations, and we cannot assure you that we will be able to sustain these relationships and derive comparable revenues from them in the future. Our relationship with one of these customers will wind down in the first quarter in fiscal year 2001 as the current project reaches completion.

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

        Current and Future Acquisitions May Adversely Affect our Business. As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies. On July 24, 2000, we acquired the AirBoss Business Unit and the AirBoss Wireless Solutions Business Unit, a developer of a software and wireless technology services business. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we pay much more than the acquired business is worth, the difficulty of integrating the operations and personnel of the acquired business into ours, the potential product liability associated with the sale of the acquired business' products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, and the impairment of relationships with employees and customers. We have limited experience acquiring businesses, and we cannot assure you that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully. Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could have a material adverse effect on our business, financial condition and results of operations.

        History of Disappointing Revenue from Previous Generation Products. Historically, we emphasized the licensing of our operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. Products that use our technology, such as the Nokia 9110, Nokia 9000, Toshiba Dialo, Toshiba Genio, Toshiba Camesse Petit, Seiko-Epson Locatio and Mitsubishi Moem-D, have had only modest unit sales. With the exception of the Palm Pilot series from 3COM (which does not incorporate our software), products in the non-communicating device categories have also experienced low adoption rates. We have failed to generate significant royalty revenues in connection with our licensing efforts to date, and our operating results have been adversely affected as a result. Several of our previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in lower-than-expected recurring license revenues in previous fiscal years. In part we depend on the marketing efforts of our customers for their products to be accepted by the market.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INVESTMENT RISK

Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less and our marketable securities consist of equity securities, principally mutual funds. We believe these investments are subject to minimal interest or market risks.

Our long-term investments consist of common shares in Wink Communications, Inc. ("Wink") and warrants in MyTurn. The fair value of these assets ($14,969,000 for Wink and $3,359,000 for MyTurn at June 30, 2000) is included in long-term investments and will fluctuate with their respective market prices. As such these investments are subject to fluctuations of the stock market as a whole and the specific business risks of these companies.

FOREIGN EXCHANGE RISK

We have derived most of our revenue from international operations in each of the last three fiscal years. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiaries use the local currency as their functional currency. Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result of the above, the Company is exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiaries results, when translated, may vary from expectations and adversely impact our results of operations.


                           PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


     a) Exhibits


     27.1 Financial Data Schedule


     b) Reports on Form 8-K

        No Report on Form 8-K was filed during the quarter ended June 30, 1999.

        Subsequent to June 30, 2000,the Company filed a report on Form 8-K dated July 24, 2000 announcing that the Company, through its wholly-owned subsidiary, AirBoss Acquisition Corp., a New Jersey corporation acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc., a SAIC company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.




Date:  August 14, 2000

                              GEOWORKS CORPORATION

                              by:   /s/   Stephen T. Baker
                              ------------------------------------------------
                              Stephen T. Baker
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Financial Officer)