Form 10-Q
period 2000-09-30
GEOWORKS /CA/
filed 2000-11-14
CIK 922285

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to           .

0-23926
(Commission file number)

GEOWORKS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2920371 (I.R.S. Employer Identification No.)

960 Atlantic Avenue Alameda, California (Address of principal executive offices)	94501 (Zip Code)

(510) 814-1660
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date:

             As of November 1, 2000, the Company had outstanding 22,073,808 shares of Common Stock, $ 0.001 par value per share.

GEOWORKS CORPORATION

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets: September 30, 2000 and March 31, 2000	3
	Condensed Consolidated Statements of Operations: Three Months and Six Months ended September 30, 2000 and 1999	4
	Condensed Consolidated Statements of Cash Flows: Six Months ended September 30, 2000 and 1999	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II.	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 6.	Exhibits and Reports on Form 8-K	20

SIGNATURE	21

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

GEOWORKS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	Sept. 30, 2000	March 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$1,571	$1,709
Marketable securities	15,078	15,495
Accounts receivable	3,279	1,492
Prepaid expenses and other current assets	559	417

Total current assets	20,487	19,113

Property and equipment, net	2,205	1,155
Long-term investments	6,458	21,180
Goodwill and other intangible assets, net	36,966	—
Other assets	—	11

	$66,116	$41,459

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$1,173
Accrued liabilities	2,013	2,025
Deferred revenue	3,192	1,629

Total current liabilities	6,088	4,827

Stockholders’ equity	60,028	36,632

	$66,116	$41,459

See accompanying notes

GEOWORKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended

	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999

Net revenues:
Professional services (i)	$2,352	$1,384	$4,407	$2,533
License and other revenue	1,126	1,556	3,101	2,040

Total net revenues	3,478	2,940	7,508	4,573
Operating expenses:
Cost of services	1,355	934	2,544	1,729
Cost of license revenue	20	115	38	181
Sales and marketing	2,008	1,109	3,481	2,039
Research and development	2,317	977	3,963	1,926
General and administrative	1,669	814	2,982	1,516
Amortization of goodwill and other intangible assets	1,353	—	1,353	—
Purchased in-process research and development	1,378	—	1,378	—

Total operating expenses	10,100	3,949	15,739	7,391

Operating loss	(6,622)	(1,009)	(8,231)	(2,818)
Other income (expense):
Other income	265	—	265	—
Interest income	227	146	455	285
Interest expense	—	—	—	(9)

Loss before income taxes	(6,130)	(863)	(7,511)	(2,542)
Provision for income taxes	29	131	202	296

Net (loss)	$(6,159)	$(994)	$(7,713)	$(2,838)

Net (loss) per share—basic and diluted	$(0.29)	$(0.06)	$(0.39)	$(0.16)

Shares used in per share computation—basic and diluted	20,964	17,723	19,758	17,683

(i) Revenues from related party. (Note 5)	$564	$—	$564	$—

See accompanying notes

GEOWORKS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	Sept. 30, 2000	Sept. 30, 1999

Operating activities:
Net loss	$(7,713)	$(2,838)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	404	326
Amortization of goodwill and other intangible assets	1,353	—
Purchased in-process research and development	1,378	—
Amortization of deferred compensation	35	—
Gain on sale of long-term investments	(265)	—
Changes in operating assets and liabilities	(698)	3,134

Net cash (used in) provided by operating activities	(5,506)	622

Investing activities:
Purchases of property and equipment	(1,160)	(166)
Sales of marketable securities	682	742

Net cash (used in) provided by investing activities	(478)	576

Financing activities:
Payments of capital lease and debt obligations	—	(26)
Net proceeds from issuance of common stock	5,809	111

Net cash provided by financing activities	5,809	85

Foreign currency translation adjustments	37	(7)

Net (decrease) increase in cash and cash equivalents	(138)	1,276
Cash and cash equivalents at beginning of period	1,709	1,760

Cash and cash equivalents at end of period	$1,571	$3,036

See accompanying notes

GEOWORKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

             The condensed consolidated financial statements for the three and six months ended September 30, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and six months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

             Certain reclassifications have been made to the prior period’s financial statements to conform to the current period’s presentation.

2.      Net Loss Per Share

             Basic and diluted net loss per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“FAS 128”). Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have also been excluded from the computation of diluted net loss per share as their inclusion would be antidilutive. If the Company had reported net income, the calculation of diluted earnings per share would have included the effect of common equivalent shares related to outstanding stock options using the treasury stock method.

             If the Company had reported net income for the three and six months ended September 30, 2000 and for the three and six month periods ended September 30, 1999, the calculation of diluted earnings per share for those periods would have included the common stock equivalent effects of 4,205,593 and 3,193,119 stock options outstanding at September 30, 2000 and 1999, respectively.

3.      Long-term Investments

             Long-term investments were as follows (in thousands):

	Sept. 30, 2000	March 31, 2000

Wink Communications, Inc.	$5,760	$16,380
MyTurn.com, Inc.	695	4,797
Other	3	3

Total	$6,458	$21,180

             The Company’s marketable equity securities and its long-term investments are classified as available for sale. The carrying value of the Company’s investments in Wink Communications, Inc. (“Wink”) and MyTurn.com, Inc. (“MyTurn”) are determined based on the closing price of these companies’ common shares at each balance sheet date. The fair value of these assets will fluctuate with the market price of Wink and MyTurn common shares. The unrealized gain on these shares, which is equal to the fair value of the investment, is included in stockholders’ equity. Gains recognized on the sale of these investments are reported as other income. For the three months ended September 30, 2000, 10,800 shares of Wink were sold at a gain of $265,000. No such sales were made in the three months ended June 30, 2000 and six months ended September 30, 1999.

GEOWORKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.      Comprehensive Loss

             Comprehensive loss consists of the following (in thousands):

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,

	2000	1999	2000	1999

Net loss	$(6,159)	$(994)	$(7,713)	$(2,838)
Unrealized gain (loss) on marketable securities	(11,874)	24,718	(14,723)	24,718
Foreign currency translation adjustments	(5)	(8)	37	(7)

Comprehensive gain (loss)	$(18,038)	$23,716	$(22,399)	$21,873

5.      Acquisition of AirBoss

             On July 24, 2000, Geoworks Corporation (“Geoworks” or the “Company”) acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. (“Telcordia”), an SAIC company. The acquired division consisted of Telcordia’s AirBoss Business Unit, which operated a software and wireless technology services business (“AirBoss”).

             Effective as of the closing of the acquisition, Geoworks established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties, whose contractual rights with Telcordia were assigned to, and assumed by, the Company as part of the acquisition. In connection with the acquisition, Telcordia terminated the employment of twenty-five individuals, who were then immediately hired by Geoworks.

             The acquisition was accounted for as a purchase business combination. Accordingly, the purchase price was allocated to the net tangible and identifiable assets acquired as of the closing date. As of the closing date, no liabilities were assumed. The valuation of intangible assets acquired was determined in conjunction with an independent appraiser.

             The total purchase price of approximately $39.9 million consisted of approximately 3,018,000 shares of Geoworks’ common stock. The fair value per share of common stock issued is based on an average of the closing prices surrounding the May 16, 2000 announcement of the acquisition. The estimated acquisition expenses of $0.3 million consisted mainly of legal, accounting, and financial advisory fees.

             The fair value of assets acquired were as follows (in thousands):

Current assets	$504
Less: Acquisition expenses	(250)

254
Goodwill and other intangible assets:
Developed technology	4,732
Core technology	1,605
Acquired workforce	616
Patents	1,048
Goodwill	30,316

$38,317

Acquired in-process research and development	1,378

$39,949

GEOWORKS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.   Acquisition of AirBoss (continued)

             The goodwill and other intangible assets are being amortized over the following periods: Developed technology, Core technology, and Patents over 4 years, Acquired workforce over 3 years, and Goodwill over 5 years.

             Acquired in-process research and development of $1,378,000 was charged to operations during the quarter ended September 30, 2000.

             Pro forma results of operations for the six month periods ended September 30, 2000 and 1999, as if the business combination occurred on the first day of each fiscal period, are as follows (in thousands):

	(Pro Forma) Six Months Ended

	Sept. 30, 2000	Sept. 30, 1999

Net revenues	$7,847	$5,167
Net loss	$(10,861)	$(8,973)
Net loss per share	$(0.48)	$(0.43)

             The Company has entered into various contracts with Telcordia to provide AirBoss software to various customers of Telcordia. Revenues from Telcordia for the three and six months ended September 30, 2000 were approximately $564,000.

6.      Private Placement

             On September 1, 2000, the Company, issued and sold an aggregate of 355,556 shares of its common stock to two entities affiliated with Integral Capital Partners. The aggregate purchase price of the shares was five million dollars ($5,000,000).

7.      Legal Actions

             On September 8, 2000 the Company filed a complaint against three companies with the U.S. International Trade Commission, or ITC. This complaint was against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com’s microbrowsers. One month later, the ITC announced it had accepted the complaint and initiated an investigation into this matter. The ITC has set a calendar for this matter. Under this schedule, the ITC judge will issue a final decision in this matter by June 11, 2001, with the final Commission decision due by September  11, 2001.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

             This report on Form 10-Q contains forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. Our actual results could differ materially from those projected in forward-looking statements as a result of a number of risks and uncertainties, including the risks discussed in this Form 10-Q. See “Risk Factors Affecting Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Statements are made as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and you should not rely on them as of any other date. We expressly disclaim any obligation to update any information except as may be required by law.

Results of Operations

  Acquisition

             On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. (“Telcordia”), an SAIC company. The acquired division consisted of Telcordia’s AirBoss Business Unit which operated a software and wireless technology services business (“AirBoss”). The acquisition was accounted for as a purchase and results of AirBoss have been included in the consolidated results of the Company since the date of acquisition. See the Company’s Report on Form 8-K dated October 10, 2000 as well as the Notes to the Condensed Consolidated Financial Statements included in this Report on Current Form 10-Q for additional discussion of this transaction.

  Net Revenues

	Three Months Ended		Change		Six Months Ended		Change

	Sept. 30, 2000	Sept. 30, 1999	$	%	Sept. 30, 2000	Sept. 30, 1999	$	%

Net Revenues (in thousands):
Professional Services	$2,352	$1,384	$968	70%	$4,407	$2,533	$1,874	74%
License and other revenue	1,126	1,556	(430)	(28)	3,101	2,040	1,061	52

Total net revenues	$3,478	$2,940	$538	18%	$7,508	$4,573	$2,935	64%

             Net revenues increased $538,000, or 18% and $2,935,000, or 64%, during the three months and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year. During our continued transition from being a provider of operating systems and related research and development to becoming a provider of wireless data communication services and technologies, professional services revenues have been a primary focus for revenue and cash generation. To date, license and other revenues have been generated primarily from legacy products. AirBoss products and customers accounted for approximately $800,000 of revenues in the three months ended September 30, 2000, including $564,000 from Telcordia, a related party. See Note 5 in the Notes to Condensed Consolidated Financial Statements. We expect AirBoss revenues to become an increased proportion of our revenues in the future.

             Professional services revenue increased $968,000, or 70%, and $1,874,000, or 74%, in three and six months ended September 30, 2000 respectively, in comparison with the corresponding periods of the prior fiscal year. We had three primary customers for these services in the three and six months ended September 30, 2000, as compared to two such customers in the same quarter of the prior year. In addition to the increased number of hours worked on these contracts, our rates have increased as compared to the same periods of the prior year as we have obtained new customers and renewed an existing contract. Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications, including our server software. As a result of the AirBoss acquisition, we are providing professional services to Telcordia to supp ort an installation of AirBoss software for Telkom South Africa. Revenues from this project accounted for approximately 25% of the total professional services revenue in the three months ended September 30, 2000. The professional services revenues ultimately recognized depend upon our ability to hire and maintain the engineering staff and resources necessary to meet our customers’ desired scope of work as well as our ability to attract additional customers for these services.

             License and other revenue decreased $430,000, or 28% and increased $1,061,000, or 52%, in the three and six months ended September 30, 2000 respectively, in comparison with the corresponding periods of the prior fiscal year. Historically, our license and other revenues have been generated primarily from technology we have developed that is included in smart phones, various related software and operating systems. As the last of these products containing the Geoworks operating systems, reach the conclusion of their life cycles, the potential revenues we can recognize from licensing these legacy products has diminished. In addition, because we have sold operating system source code outright and terminated a number of license agreements over the past two fiscal years, the number of Original Equipment Manufacturers (“OEM”) subject to license agreements which could generate future royalty revenues ha s decreased. Although our legacy license revenues are decreasing, we expect new license and other revenues will be generated from our mobile software offerings.

             The Company is now focused on providing wireless data communication services and technologies for the business-to-business and business-to-consumer markets. Geoworks Mobile ASP™ solution utilizes a flexible combination of its proprietary Mobile Server+™ technology and its mobile media expertise to enable businesses to reach their mobile customers with relevant and timely information. Geoworks AirBoss™ Client-Server mobile data solutions provide carrier-grade customizable systems ranging from field service applications to telematics solutions.

  Operating Expenses

             Cost of Services. Cost of services are those expenses incurred to provide professional services consulting, including compensation, travel, related direct costs, and facilities overhead. Cost of services increased $421,000, or 45%, and $815,000, or 47%, in the quarter and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year. This increase is due to the increased volume of professional services revenue for the three and six months ended September 30, 2000 as compared with the same periods of the prior fiscal year, as discussed above.

             The Company’s gross margin percentages on professional services revenues were 42% and 42% during the three months and six months ended September 30, 2000, respectively, and 33% and 32% during the three and six months ended September 30, 1999, respectively. The gross margin percentages have improved in the current year as compared to the prior year because we have charged increased rates for such services and have decreased our average costs to provide such services due to an improved mix of the engineering resources we used to provide these services. The addition of AirBoss professional service activity improved our professional service margins by about 2% in the quarter ended September 30, 2000. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering p ersonnel at competitive rates, and the utilization rates of those personnel. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

             Cost of License Revenue. Cost of license revenues consists of license payments to third parties for software that is incorporated into our software. Cost of license revenues decreased to $20,000 and $38,000 in the three and six months ended September 30, 2000, respectively, as compared to $115,000 and $181,000, respectively in the corresponding periods of the previous fiscal year. This does not include $328,000 of amortization of other intangible assets acquired in the AirBoss acquisition. Such technology related expenses are disclosed in amortization of goodwill and other intangible assets. Including this additional $328,000 of expense, the Company’s gross margin percentages on license revenues were 69% and 88% during the three and six months ended September 30, 2000, respectively, and 93% and 91% during the three and six months ended September 30, 1999, respectively. The gross margin percent ages have decreased in the current year due to the amortization of the other intangible assets.

             Sales and Marketing. Sales and marketing expense increased $899,000, or 81%, and $1,442,000, or 71% in the three and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are due primarily to increased headcount as we expanded our efforts to market our new services, particularly the Mobile ASP, Mobile Server+, AirBoss, and AirForce™ offerings, to customers. In addition, we have increased business development activities. These increased personnel costs were partially offset by reduced consulting expenses because of the increased internal resources available.

             Research and Development. Research and development expense increased $1,340,000, or 137%, and $2,037,000 or 106%, in the quarter and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are attributable principally to increased staffing and related costs, including recruiting expenses, as we expanded our research and development efforts. In particular efforts have focused on software development for Mobile Server+ and the AirBoss Client-Server Technology. We have also continued to develop the operational capability necessary to support our new business plans. In addition, we have utilized consultants and other outside services at a greater level in the quarter and six months ended September 30, 2000, as compared to the same periods of the prior year.

             General and Administrative. General and administrative expense increased $855,000, or 105%, and $1,466,000 or 97%, during the three and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are due to increased staffing, including recruiting, and legal costs. We have added headcount to support the increasing size of the company and to put the administrative infrastructure in place to support the new business plans. Legal expenses have increased approximately $700,000 in the six months ended September 30, 2000, as compared to the prior year, primarily due to our actions to enforce and defend our patent rights, including the Phone.com related litigation. Legal fees are expected to continue to increase as a result of the filing of a lawsuit by Phone.com challenging the validity and enforceability of our Flex UI patent and our counter-suit against Phone.com for patent infringement. In addition we have filed a complaint against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com’s microbrowsers. See further discussion at Risk Factors Affecting Future Operating Results “Ability to Capitalize on Intellectual Property Rights and Patent Portfolio.”

             Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $1.4 million for the three months ended September 30, 2000, which was attributable to the amortization of goodwill and other purchased intangible assets resulting from the acquisition of AirBoss. We expect the quarterly amortization expense to be approximately $2.0 million through September 2004 and then approximately $1.5 million per quarter through September, 2005 to amortize the total goodwill and other intangible assets resulting from the AirBoss purchase. See further discussion of the related assets in Note 5 to the Condensed Consolidated Financial Statements.

             Purchased in-process research and development. Due to the acquisition of AirBoss we incurred a non-recurring, no-cash, expense for purchased in-process research and development cost of approximately $1.4 million. See further discussion in Note 5 to the Condensed Consolidated Financial Statements.

  Other Income (Expense)

             We recorded other income of $265,000 in the quarter ended September 30, 2000 from the sale of a portion of our investment in Wink Communications, Inc. (“Wink”).

             Interest income increased $81,000 or 55%, and $170,000 or 60%, during the three and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases were attributable primarily to higher cash balances available for short-term investment. In particular, we generated a total of $4.0 million from the sales of our investment in Wink in the third and fourth quarters of the fiscal year ended March 31, 2000, and we received approximately $9.0 million from the issuance of our common stock in the past twelve months. The equity proceeds have been generated from a September 2000 private placement of $5.0 million with Integral Capital Partners, the employee stock option plans, and the employee stock purchase plan.

             Interest expense was insignificant in the three and six months ended September 30, 2000 and for the same periods of the prior year as we have had minimal balances of debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives which could increase the amount of interest expense incurred in the future.

  Provision for Income Taxes

             The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense decreased $102,000, or 78%, and $94,000, or 32%, during the quarter and six months ended September 30, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These decreases are due to the decreased level of royalties received in the current year as compared to the same periods of the prior year.

Liquidity and Capital Resources

             The Company’s total cash, cash equivalents, and marketable securities have declined to $16.6 million at September 30, 2000 from $17.2 million at March 31, 2000. Net cash used by operations in the six months ended September 30, 2000 was $5.5 million. Net cash provided by financing activities for the same period was $5.8 million as a result of the issuance of common stock. The balance of our cash usage in the current year has been due principally to purchases of property and equipment. This level of cash usage is significantly larger than in the prior fiscal year because we are increasing our investment in research and development and sales and marketing activities in order to execute our business plan. The Company expects to increase its investment in the development of its wireless data communication services and technologies, including additional sales, marketing and research and development spending, and expects to incur additional substantial operating losses at least through the current fiscal year ending March 31, 2001. The Company anticipates that its existing capital resources will be adequate to satisfy its operating and capital requirements for at least the next twelve months.

             The Company’s purchases of property and equipment in the quarter and six months ended September 30, 2000 were significantly higher as compared to the corresponding periods of the prior fiscal year. This is consistent with the increase in personnel resulting from increases in staffing and development to become a provider of wireless data communications services and technologies. Marketable securities transactions in the quarters and six months ended September 30, 2000 and 1999 were performed when necessary to meet operating cash requirements.

             Payments of capital lease and debt obligations ended when the related liabilities were retired during fiscal year 2000. Proceeds from the issuance of common stock were generated from the private placement with Integral Capital Partners, the employee stock option plans, and the employee stock purchase plan.

Risk Factors Affecting Future Operating Results

             History of Operating Losses; Anticipated Future Losses. Since Geoworks was formed in 1983, our revenues have been limited, and we have incurred significant losses, and suffered substantial negative operating cash flow. As of September 30, 2000, the Company had an accumulated deficit of $97.8 million, and had incurred operating losses of $7.7 million in the six months ended September 30, 2000 and approximately $5.2 million, $16.3 million, and $16.0 million in the fiscal years ended March 31, 2000, 1999, and 1998, respectively. We expect a substantial annual operating loss in the fiscal year ending March 31, 2001, and it is unclear when, if ever, we will be profitable. We will attempt to achieve profitability by managing operating expenses, maximizing professional services consulting revenues, and focusing our resources on the wireless data communication services and technologies. We will also increa se our focus on licensing our server technology, selling our Mobile ASP, Mobile Site™, AirBoss, and AirForce products, and licensing our patent portfolio. However, we cannot assure you that our efforts will be successful.

             Ability to Capitalize on Intellectual Property Rights and Patent Portfolio. On January 19, 2000, we announced to the WAP Forum and its members that we hold essential Intellectual Property Rights (IPR) for the Wireless Application Protocol and the Wireless Markup Language (WML) specification (collectively the “WAP Specification”). We also announced that we believe our patents for flexible user interface technology (U.S. Patent No. 5,327,529 and Japanese Patent No. 2,794,339) are potentially implicated by products and services based on the WAP Specification and placed into the stream of commerce in the United States and Japan. Simultaneously, we announced our comprehensive licensing program to make our technology available to WAP Forum members, non-members, and other industry participants. In February 2000 we clarified our licensing program. We have an active program for communicating with new WAP Forum members and non-member companies entering the wireless Internet and data communications markets.

             In connection with our licensing program, we have posted on our web site (www.geoworks.com) a white paper entitled “The Geoworks Wireless Internet Patent: Invention and Innovation in Flexible User Interface Technology.” The white paper details many issues of interest to WAP Forum members and non-members, including licensing details, legal issues and technical information. The WAP Forum is an industry association devoted to developing a de facto world standard for wireless information and telephony services on digital mobile phones and other wireless terminals. We are a member of the WAP Forum. Other member companies include Ericsson Mobile Communications AB, Microsoft, Motorola, Nokia Mobile Phones, Phone.com Inc., and QUALCOMM Inc., among more than 500 leading companies around the world.

             Prior to launching our licensing program, we met certain compliance protocols outlined in the WAP Forum membership documents. In May of 1999, we were one of the first WAP Forum members to register and declare that our patented flexible user interface technology was essential IPR in the WAP Specification. During the latter part of 1999, we obtained an independent analysis of our Flex UI patent as well as of the WAP Specification. We received multiple legal opinions indicating that the WAP Specification implicated our patented technology. The analyses, and our licensing program, were prepared with the help of experts from distinguished law firms recognized as leaders in patent law and licensing.

             On April 25, 2000, Phone.com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. We believe Phone.com’s claims are without merit. Our patent was awarded in 1994 after a four-year interactive prosecution administered by the United States Patent & Trademark Office. Under U.S. patent law the validity of a patent issued by the United States Patent & Trademark Office is presumed valid. We do not believe the Phone.com litigation will overcome this legal presumption.

             On June 16, 2000, we announced that we had filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit, which was served on Phone.com on the previous day, seeks to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com’s UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent.

             On July 5, 2000, we announced that we had implemented new licensing terms beginning July 1, 2000 for companies that use our Flexible User Interface patent. We recognized by the number of requests we have received for additional information that the licensing program is a complex matter. As a result, we offered an extension of the previous licensing terms through September 1, 2000 to any company that contacted Geoworks by July 31, 2000. Companies negotiating license terms will continue to receive the current introductory annual rate of $20,000 and will not be held responsible for any past infringement of the patent if the license was completed by September 1, 2000. Companies that do not become licensees by September 1, 2000 will be offered a licensing fee of $100,000 for a 3-year contract and may remain liable for any past infringement of the Geoworks Flex UI patent. Certain server license rates will not b e changed. Applicable fees may also be waived for smaller companies.

             On September 8, 2000 we filed a complaint against three companies with the U.S. International Trade Commission, or ITC. This complaint was against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com’s microbrowsers. One month later, the ITC announced it had accepted our complaint and initiated an investigation into this matter. We believe this process will be resolved in a more timely fashion than the District Court proceedings. The ITC has set a calendar for this matter. Under this schedule, the ITC judge will issue a final decision in this matter by June 11, 2001, with the final Commission decision due by September 11, 2001. Potentially, the ITC could issue exclusion orders that direct the U.S. Customs Service to stop all further imports into the U.S. of Sanyo WAP cell phones contain ing Phone.com’s UP Browser. In addition, the ITC can also issue cease and desist orders prohibiting Sanyo and Phone.com from selling their domestic inventories of imported WAP cell phones and components that infringe upon our patent. However, no assurance of a favorable outcome can be assumed.

             On September 18, 2000, we announced that we had entered into a cross-licensing arrangement with Ericsson, a world leader in mobile communications, of several patents from both parties, including the Flex UI patent. With use of our patents, Ericsson will be furthering its position in the development and marketing of Internet enabled terminals and infrastructure equipment while Geoworks will enhance its Mobile ASP product offering and its newly acquired AirBoss Wireless Systems mobile data solutions.

             Through October 2000, we have licensed the Flex UI patent to ten companies, including Toshiba and Ericsson. However, because of the Phone.com lawsuit, the relative immaturity of the WAP market, and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing agreement with us, we cannot predict the future revenue impact. In addition, we do not know whether potential licensees will agree to sign license agreements or whether it will be necessary for us to pursue appropriate legal remedies. The expenses required to pursue legal remedies could be significant. Although we believe we have adequate resources to support our IPR licensing program, we cannot be certain of the outcome of related litigation. Litigation, regardless of its outcome, could result in significant expenses and be a diversion of our resources and could have a material adverse effect on our operat ing results and financial condition.

             Adequacy of Capital Resources to Execute Business Plan. We believe our existing capital resources will be adequate to satisfy our operating and capital requirements for at least the next twelve months. We expect to incur additional losses for the fiscal year ending March 31, 2001, and may require substantial additional capital beyond that time to successfully execute our business plan. The amount of capital that we will need in the long-term depends upon many factors, such as the amount of revenue we receive from operations, working capital requirements, investment in product development and sales and marketing activities, our legal expenses, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have sold equity securities, obtained advance payments of license revenue and professional fees, and obtained short-term loans as sources of funding. If we need add itional financing to execute our business plan, there can be no assurance that it will be available or that, if available at all, the terms will be favorable to us or our stockholders without substantial dilution of ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, we may be required to significantly curtail the scale of our operations significantly, forego market or research opportunities, obtain funds through arrangements with strategic partners or others on unfavorable terms, or reduce our ability to enforce our proprietary technology rights.

             Competition in Wireless Data Communication Services and Technologies. We have experienced and expect more competition in the wireless data communication services and technologies markets. Our competitors include service providers, wireless ASP’s and Internet content and transaction providers. These companies have more cash available and greater technical and marketing resources and name recognition and have or soon may have wireless data communication services and technologies that may compete directly with our products and services. These companies include Phone.com, Infospace, Aether Systems, Puma Technologies, i3 Mobile, 724 Solutions, Oracle, Microsoft, Yahoo and other Internet portals.

             In February 2000, we introduced Mobile ASP (Application Service Provider), as our first information service to businesses looking to reach their end user customers through mobile devices. Mobile ASP is designed to provide companies with a modular and scalable mobile communications platform they can use to extend their operations, communications and customer service initiatives. Mobile ASP clients select from modules that meet their customer requirements for mobile data and service solutions. In Mobile ASP, we offer six modules including the Mobile Server software, Secure Application Hosting, Wireless Network Integration, Systems Integration, Application Development, and 7x24 Customer Care.

             In May 2000, we introduced Mobile Site to companies looking for a mobile data solution with fewer features and quick implementation. The Mobile Site service dynamically pulls data from any company’s Web site and programs it in a format suitable for transmission to WAP, HDML, SMS, Palm, iMode and HTML mobile devices. Mobile Site allows any business to mobilize its existing Web content for any mobile device affordably and quickly. With Mobile Site, our clients can rapidly deploy a mobile service to their customers in less than two weeks.

             On July 24, 2000, we acquired AirBoss. AirBoss has developed a suite of patented software products that allow mobile users to access corporate intranets and the Internet, remotely via wireless data communication networks. Using AirBoss software, wireless devices users can seamlessly network with enterprise applications, extending their corporate networks into mobile networks. The AirBoss solution operates with leading commercial wireless networks, including CDPD, GSM, CDMA/TDMA, MobiTex, ARDIS or satellite. The AirBoss products’ solutions are based on client-server architecture, operating both on the wireless mobile devices and on special purpose AirBoss servers connected to corporate computer networks. The AirBoss products support a full range of client device operating systems including Windows 95, Windows 98, Windows NT, Windows CE, Palm OS, RIM Inter@ctive 850 and 950 pagers, and embedded systems . This flexibility allows AirBoss users to “mix and match” network components utilizing whichever wireless transmission technology is most appropriate without changes in wireless data functionality or performance.

             We plan to offer additional wireless data communication services and technologies to business and consumer end users, but we do not know whether we can market these services and technologies rapidly enough or whether the market will accept them. The wireless data communication services and technologies marketplace is expected to evolve rapidly. Our competitors may develop and market services and technologies that are superior to ours and their offerings may achieve greater market acceptance.

             Dependence on Development of Mobile Device Content and Services. We believe our long-term financial success depends on our ability to profit from the delivery of content and services for mobile communication devices. We plan to generate revenue from sales of internally developed client and server software, mobile information hosting and delivery services using the ASP revenue model (monthly subscription fees), transaction revenue from mobile e-commerce services, and professional services for technology consulting, systems integration and content applications development. However, we cannot assure you that we will be able to derive significant revenue from any of these sources. Many of our competitors have more widely deployed wireless server technology, greater client development resources, and a larger market presence. We cannot assure you that we will be able to develop better technology, market additional products and services, or obtain greater distribution rights to third-party products or content than our competitors, or that our services will achieve greater acceptance in the market. Further, we have historically marketed operating systems and applications, and we have limited experience marketing server and mobile e-commerce and information services. Finally, practical and effective distribution of content and services to mobile communication devices is an unproven concept which depends on many factors for success, including the size of the data and applications to be distributed and the presence of an appropriate network infrastructure. We cannot assure you that mobile information services will prove to be feasible or that our technology will be suitable for the distribution infrastructure as it develops. If we cannot derive significant revenue from one or more of the foregoing sources, there will be material adverse impact to our long-term business, results of operations and financial condition.

             Risks of Software Product Development and Risk of Delays. Our future success will depend on our ability to develop and release, on a timely basis, new application software products and wireless data communications services and technologies. It is critical that our current and future products and services be widely accepted in new markets. We have made progress toward these goals, but cannot guarantee that our products and services will be widely accepted in the market.

             Because of the short product life cycles and intense competition expected in the mobile communicating device market, and the mobile e-commerce and information services markets, the timeliness of new product and service introductions and shipments can be critical. We cannot assure you that we will be able to develop, introduce and ship new products or services rapidly enough. Furthermore, from time to time, our competitors may announce new products, features, technologies or services that have the potential to replace or shorten the life cycle of our existing offerings. These announcements may cause our customers to defer purchasing our products and services. Delays or difficulties associated with developing or introducing new products or services could have a material adverse effect on our business, operating results and financial condition.

             Dependence on Limited Number of Revenue Generating Customers. We have a history of dependence on a few key customers. In the six months ended September 30, 2000, three customers accounted for 79% of our total net revenues. Therefore, a termination or decline in these business relationship with any of our existing customers could have a material adverse impact on our business, financial condition, and results of operations, and we cannot assure you that we will be able to sustain these relationships and derive comparable revenues from them in the future.

             Our mobile information services revenue depends on signing up new customers with a large installed base of users. Our royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based on our software. Our license and other revenue is dependent upon obtaining new customers for the Mobile Serve+, AirBoss, and AirForce software offerings. Our professional services revenue depends on a limited number of customer contracts; these revenues are also constrained by the number of chargeable current employees and the rate at which new highly skilled technical employees can be hired. We earn a substantial portion of our revenue from customers in Europe, Japan, and South Africa and we view these regions as strategic to our business objectives. Economic difficulties within Europe, Japan, and/or South Africa co uld have a material adverse effect on our ability to generate revenue from our customers in these regions and from customers who market their products within Europe, Japan and South Africa.

             Our Acquisition of AirBoss and Any Future Acquisitions may be Difficult to Integrate, Disrupt our Business, Dilute Stockholder Value or Divert Management Attention. As part of our business strategy, we have made and expect to continue to make acquisitions of businesses that offer complementary products, services and technologies. On July 24, 2000, we acquired AirBoss, a developer of a software and wireless technology services business. We are in the initial stages of integrating the products, services, technologies and personnel from the company into Geoworks. Our acquisitions are and will be accompanied by the risks commonly encountered in acquisitions of businesses. Such risks include, among other things, the possibility that we pay much more than the acquired business is worth, the difficulty of integrating the operations and personnel of the acquired business into ours, the potential product li ability associated with the sale of the acquired business’ products, the potential disruption of our ongoing business, the distraction of management from our business, the inability of management to maximize our financial and strategic position, and the impairment of relationships with employees and customers. We have limited experience acquiring businesses, and we cannot assure you that we will identify appropriate targets, will acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully. Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could have a material adverse effect on our business, financial condition and results of operations.

             If we are unable to successfully integrate AirBoss or to create new or enhanced services, we may not achieve the anticipated benefits from our acquisition of AirBoss. If we fail to achieve the anticipated benefits from this acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and we may not obtain a satisfactory return on our investment. In addition, if any significant number of AirBoss employees fail to remain employed with us, we may experience difficulties in achieving the expected benefits of the acquisition.

             As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose the same risks to our business posed by the AirBoss acquisition described above. In addition, with future acquisitions, we could use substantial portions of our available cash as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution.

             History of Disappointing Revenue from Previous Generation Products. Historically, we emphasized the licensing of our operating system software to manufacturers of smart phones and non-communicating mobile devices, such as personal digital assistants and handheld electronic organizers. The smart phone market has emerged slower than anticipated and there is increasing competition for the operating systems used in smart phones. Products that use our technology, such as the Nokia 9110, Nokia 9000, Toshiba Dialo, Toshiba Genio, Toshiba Camesse Petit, Seiko-Epson Locatio and Mitsubishi Moem-D, have had only modest unit sales. With the exception of the Palm branded handheld devices from Palm, Inc. and the Visor handheld computer from Handspring, Inc. (neither of which incorporate our software), products in the non-communicating device categories have also experienced low adoption rates. We have failed to generate significant royalty revenues in connection with our licensing efforts to date, and our operating results have been adversely affected as a result. Several of our previous licensees have canceled products prior to introduction or discontinued them after experiencing disappointing sales. Collectively, these third-party product cancellations, terminations and disappointments have resulted in lower-than-expected recurring license revenues in previous fiscal years. In part we depend on the marketing efforts of our customers for their products to be accepted by the market.

             Fluctuations in Operating Results. Our past operating results have been subject to significant fluctuations on both a quarterly and annual basis. We expect that our future operating results will also fluctuate as a result of all of the following: the timing and success of the our efforts to introduce and sell the Mobile ASP, Mobile Site, AirBoss, and AirForce products and services; the introduction and acceptance of our mobile e-commerce and information services; the extent to which we can negotiate and subsequently earn fees for professional services, research and development and maintenance fees from our customers; our ability to effectively manage our costs; legal costs associated with technology licensing and defense of our patent portfolio; and actions by our competitors.

             To obtain license and service revenue from Mobile ASP, Mobile Site, AirBoss, and AirForce customers, we will need to market and sell these new services and our customers will need to successfully deploy and market these services to their end users. We must also continue to develop new and compelling services. Revenue from mobile e-commerce and information services will vary based on the market success of the per-subscriber fee model and our ability to derive transaction fees from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of our contracts with clients and the relative level of development effort devoted to projects which generate research and development fees. Our results are also affected by the timing and extent of our expenses for research and development, and sales and marketing. We have traditionally de voted substantial resources to research and development, which has constrained our investment and performance in other activities and, in turn, affected reported operating results. While we have taken measures to reduce research and development expenditures in the past, our investment in research and development remains significant relative to our investment in other aspects of our operations. License revenue related to OEM customer products which contain our software is contingent upon those OEM customers’ success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. In addition, our results may be affected by seasonal and other fluctuations in demand for mobile communications devices and for related software products and services, as well as by the general state of the domestic, Japanese, European, South African and global economies. We believe that the market for smart phones and other mobile communicating devi ces could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each calendar year.

             International Operations. We have derived most of our revenue from international operations in each of the last three fiscal years. We anticipate that international revenue will continue to represent a significant portion of our future revenue. Whether or not we receive revenue from international sources depends on certain inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. In particular, we derive a substantial portion of our revenue from customers in Europe, Japan, and South Africa, and we view these regions as strategic to our business objectives. Although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers, and as a result could adversely affect our ability to generate revenue from technology licensing, professional services, research and development fees, and mobile e-commerce and information services. In addition, we are obligated to withhold income tax from royalty income from licensees in certain countries, such as Japan and Finland. The amount and mix of our revenue derived from such licensees will impact our accruals for income taxes. Our income tax rate may vary depending on the amount and mix of our revenue actually derived from licensees subject to foreign withholding taxes as compared to amounts forecast by us.

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

             Competition in Mobile Communication Device Operating Systems. We expect the market among mobile communicating device operating systems to be highly competitive. Although we believe there will be opportunities for more than one operating system, it is possible that a single operating system supplier may dominate in one or more market segments. Companies with significantly greater financial, technical, and marketing resources and greater name recognition than us, such as Symbian (a joint venture involving Psion, Ericsson, Motorola, and Nokia), Microsoft, Sun Microsystems, and Palm, Inc., have each developed or are reported to be developing operating systems which may compete directly with our current operating system software. Further, developers of real-time operating systems and low-end operating system software may attempt to adapt their products for the smart phone market, to provide operating sy stems which compete with ours. Although we believe our GEOS and GEOS-SC system software has features that give us an advantage over competing operating systems, companies may develop similar or better features. Moreover, a number of our current licensees have also established relationships with certain of these competing companies, and future licensees may do the same. In addition, manufacturers may choose to develop or acquire proprietary operating systems for mobile devices and compete directly with us. Our competitors may develop or market mobile communication device operating system or application software products that are superior to ours, that are offered at lower prices, or that are more rapidly accepted by the market.

             Because of our transition away from the development of operating system technology, we expect license fees and royalty revenues related to our operating system technologies to decrease significantly in the future.

             Volatility of Stock Price. If our revenues or results of operations do not meet the levels expected by securities analysts the trading price of our common stock could decrease or not increase at the same rate as our competitors’ stock or as the market as general. In addition, our common stock price is volatile because it is associated with internet, telecommunications and technology stocks, in general. As a result, there are other factors that may affect our stock price unrelated to our specific performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Risk

             Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less and our marketable securities consist of equity securities, principally mutual funds. We believe these investments are subject to minimal interest or market risks.

             Our long-term investments consist of common shares in Wink Communications, Inc. and warrants of MyTurn.com, Inc. The fair value of these assets ($5,760,000 and $695,000, respectively at September 30, 2000) is included in long-term investments and will fluctuate with their respective market prices. As such these investments are subject to fluctuations of the stock market as a whole and the specific business risks of these companies.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

             (a) The Company held its Annual Meeting of Stockholders on September 12, 2000.

             (b) The Company’s Board of Directors is elected at each Annual Meeting of Stockholders. The Directors elected at the meeting were: David Neylon, David L. Grannan, Kevin P. Fitzgerald, Andrew Cole, John B. Balousek and Stephen T. Baker.

             (c) The matters described below were voted on at the Annual Meeting of Stockholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.

               1. To elect directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected.

Nominee	For	Withheld

David Neylon	15,430,211	626,474
David L. Grannan	15,429,411	627,274
Kevin P. Fitzgerald	15,498,415	558,270
Andrew Cole	15,498,225	558,460
John B. Balousek	15,498,550	558,135
Stephen T. Baker	15,428,985	627,700

               2. To approve an increase in the number of authorized shares.

FOR	14,752,166
AGAINST	1,236,019
ABSTAIN	68,500
NON-VOTE	0

               3. To approve an amendment to increase the number of shares reserved for issuance under the 1994 stock plan.

FOR	4,672,504
AGAINST	1,865,374
ABSTAIN	88,930
NON-VOTE	9,429,877

               4. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal year ending March 31, 2001.

FOR	15,889,371
AGAINST	138,924
ABSTAIN	28,390
NON-VOTE	0

Item 6. Exhibits and Reports on Form 8-K

             a) Exhibits

Exhibit Number	Description
3.1 a	Certificate of Amendment of Certificate of Incorporation of Registrant, filed November 3, 2000, with the Secretary of State of the State of Delaware.
10.35	Employment agreement with Stephen T. Baker.
27.1	Financial Data Schedule

             b) Reports on Form 8-K

               On August 8, 2000, Geoworks Corporation filed a report on Form 8-K relating to an announcement regarding the acquisition of AirBoss as presented in a press release of July 25, 2000.

               On September 14, 2000, Geoworks Corporation filed a report on Form 8-K relating to an announcement regarding the equity investment by Integral Capital Partners as presented in a press release of September 7, 2000.

               On October 10, 2000, Geoworks Corporation filed an amendment to our Current Report on Form 8-K dated August 8, 2000 to include the Supplemental Consolidated Financial Statements required under the report for our acquisition of AirBoss.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

GEOWORKS CORPORATION
Date: November 14, 2000	By:	/s/ Timothy J. Toppin

Timothy J. Toppin Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)