Form 10-Q
period 2000-12-31
GEOWORKS /CA/
filed 2001-02-14
CIK 922285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to      .
                                               -------  ------

                                     0-23926
                            (Commission file number)

                                 --------------


                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

                                 --------------

                    Delaware                                   94-2920371
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                    Identification No.)

               960 Atlantic Avenue
               Alameda, California                                94501
    (Address of principal executive offices)                   (Zip Code)

                                 (510) 814-1660
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

     As of February 1, 2001, the Company had outstanding 23,349,599 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION


                                      INDEX

                                                                                                     Page
                                                                                                  ---------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets: December 31, 2000 and March 31, 2000...............   3
          Condensed Consolidated Statements of Operations: Three Months and Nine Months
         ended December 31, 2000 and 1999..........................................................   4
          Condensed Consolidated Statements of Cash Flows: Nine Months ended
         December 31, 2000 and 1999................................................................   5
         Notes to Condensed Consolidated Financial Statements......................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....   11
         Risk Factors Affecting Future Operating Results ..........................................   16
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................   21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ........................................................................   22
Item 6.  Exhibits and Reports on Form 8-K..........................................................   22


SIGNATURES..........................................................................................  23

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                        Dec. 31,   March 31,
                                                                          2000       2000
                                                                       ---------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents........................................   $   2,124   $  1,709
   Marketable securities............................................      11,290     15,495
   Accounts receivable..............................................       2,841      1,492
   Prepaid expenses and other current assets........................         455        417
                                                                       ---------   --------
     Total current assets...........................................      16,710     19,113

Property and equipment, net.........................................       2,914      1,155
Long-term investments...............................................       4,038     21,180
Goodwill and other intangible assets, net...........................      34,937         --
Other assets........................................................          --         11
                                                                       ---------   --------
                                                                       $  58,599   $ 41,459
                                                                       =========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.................................................   $   2,789   $  1,173
   Accrued liabilities..............................................       3,419      2,025
   Deferred revenue.................................................       1,821      1,629
                                                                       ---------   --------
     Total current liabilities......................................       8,029      4,827

Stockholders' equity................................................      50,570     36,632
                                                                       ---------   --------
                                                                       $  58,599   $ 41,459
                                                                       =========   ========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)

                                                                  Three Months Ended         Nine Months Ended
                                                               ------------------------  ------------------------
                                                                 Dec. 31,     Dec. 31,    Dec. 31,     Dec. 31,
                                                                   2000         1999        2000         1999
                                                               -----------  -----------  -----------  -----------
Net revenues:
   Professional services ...................................   $    2,157   $    1,975   $    6,001   $    4,508
   Software and related services (1) .......................        2,131          906        5,795        2,946
   Research and development fees............................           --          248           --          248
                                                               ----------   ----------   ----------   ----------
     Total net revenues.....................................        4,288        3,129       11,796        7,702
Operating expenses:
   Cost of professional services............................        1,207        1,291        3,460        3,020
   Cost of software and related services ...................          913           73        1,242          254
   Sales and marketing......................................        2,541        1,577        6,022        3,616
   Research and development.................................        2,537          839        6,500        2,765
   General and administrative...............................        2,393          829        5,375        2,345
   Amortization of goodwill and other intangible assets.....        2,028           --        3,381           --
   Purchased in-process research and development............           --           --        1,378           --
                                                               ----------   ----------   ----------   ----------
     Total operating expenses...............................       11,619        4,609       27,358       12,000
                                                               ----------   ----------   ----------   ----------
Operating loss..............................................       (7,331)      (1,480)     (15,562)      (4,298)
Other income (expense):
   Other income.............................................           --        2,309          265        2,309
   Interest income..........................................          221          162          676          447
   Interest expense.........................................           --          (1)           --          (10)
                                                               ----------   ----------   ----------   ----------
Loss before income taxes....................................       (7,110)         990      (14,621)      (1,552)
Provision for income taxes..................................           61           59          263          355
                                                               ----------   ----------   ----------   ----------
Net income (loss)...........................................   $   (7,171)  $      931   $  (14,884)  $   (1,907)
                                                               ==========   ==========   ==========   ==========

Net income (loss) per share--basic and diluted..............   $    (0.32)  $     0.05   $    (0.72)  $    (0.11)
                                                               ==========   ==========   ==========   ==========

Shares used in per share computation--basic ................      22,083       17,850       20,533       17,739
                                                               ==========   ==========   ==========   ==========

Shares used in per share computation--diluted...............      22,083       19,480       20,533       17,739
                                                               ==========   ==========   ==========   ==========

                                                               ==========   ==========   ==========   ==========
   (1) Revenues from related party. (Note 5)                   $      790   $       --   $    1,353   $       --
                                                               ==========   ==========   ==========   ==========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                        ----------------------
                                                                                        Dec. 31,      Dec. 31,
                                                                                          2000          1999
                                                                                        --------     ---------
Operating activities:
   Net loss..........................................................................   $(14,884)    $ (1,907)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation....................................................................        679          478
     Amortization of goodwill and other intangible assets............................      3,381           --
     Purchased in-process research and development...................................      1,378           --
     Amortization of deferred compensation...........................................         60           --
     Gain on sale of long-term investments...........................................       (265)      (2,309)
     Changes in operating assets and liabilities.....................................      1,786        2,519
                                                                                        --------     --------
Net cash used in operating activities................................................     (7,865)      (1,219)
                                                                                        --------     --------
Investing activities:
   Purchases of property and equipment...............................................     (2,144)        (373)
   Proceeds from sales of long-term investments .....................................        265        2,309
   Sales of marketable securities....................................................      4,205          424
                                                                                        --------     --------
Net cash provided by investing activities............................................      2,326        2,360
                                                                                        --------     --------
Financing activities:
   Payments of capital lease and debt obligations....................................         --          (30)
   Net proceeds from issuance of common stock........................................      5,859        1,078
                                                                                        --------     --------
Net cash provided by financing activities............................................      5,859        1,048
                                                                                        --------     --------
Foreign currency translation adjustments.............................................         95          (14)
                                                                                        --------     --------
Net increase in cash and cash equivalents............................................        415        2,175
Cash and cash equivalents at beginning of period.....................................      1,709        1,760
                                                                                        --------     --------
Cash and cash equivalents at end of period...........................................   $  2,124     $  3,935
                                                                                        ========     ========


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The condensed consolidated financial statements for the three and nine months ended December 31, 2000 and 1999 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in the Geoworks Corporation's ("the Company's") Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

     Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2. Summary of Significant Accounting Policies

Revenue

     Professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. Professional services revenues are generally billed and recognized based on time and materials expended by the Company at contracted rates.

     Software and related services revenue consists of software license, royalty and related service revenues, including software customization and maintenance. Such revenues include software license fees, which are accounted for in accordance wiht SOP 97-2 Software Revenue Recognition, and royalties from customers who purchase the Company's server products or hardware manufacturers that incorporate the Company's software products into their systems. In addition, the Company has licensed certain technology and intellectual property and sold source code to third parties to be used in the development of their own service offerings and products. Revenues from the license of products, technology, intellectual property, and sale of source code are recognized when the Company has performed under the terms of the related contract and such revenuesare fixed and determinable and collectibility is probable. Software customization, maintenance and related services revenues are billed and recognized based on contracted rates, the percentage of completion method or ratably over the contract period based, on the terms of the contract. Advance payments of license or service fees are recorded as deferred revenue and recognized as the products or services are delivered.

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

Cost of Revenue

     Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (continued)

     Cost of software and related services consists of license payments to third parties for software that has been incorporated into our software and those expenses incurred to deliver services under software customization and maintenance and support contracts, including compensation, travel, other direct costs, and facilities overhead.

3. Net Income (Loss) Per Share

     Basic and diluted net income (loss) per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share have been computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding stock options. Potentially dilutive stock options have been excluded from the computation of diluted net loss per share in those periods were their inclusion would be antidilutive. Diluted net income per share is computed using the weighted average number of common and dilutive common stock equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the effect of stock options, computed using the treasury stock method.

     If the Company had reported net income for the three and nine months ended December 31, 2000 and for the nine months ended December 31, 1999, the calculation of diluted earnings per share for those periods would have included the common stock equivalent effects. For the three and nine months ended December 31, 2000, the common stock equivalent effect would have been 407,178 and 1,666,850 shares, respectively. For the nine months ended December 31, 1999, the calculation would have included the common stock equivalent effect of 2,998,809 outstanding options, using the treasury stock method.

3. Long-term Investments

     Long-term investments were as follows (in thousands):

                                                   Dec. 31,     March 31,
                                                     2000         2000
                                                 ------------ -----------
Wink Communications, Inc.......................  $     4,036  $    16,380
MyTurn.com, Inc................................           --        4,797
Other..........................................            2            3
                                                 -----------  -----------
   Total.......................................  $     4,038  $    21,180
                                                 ===========  ===========

     The Company's marketable equity securities and its long-term investmetns are classified as available for sale. The carrying value of the Comapny's investments in Wink Communications, Inc. ("Wink") and MyTurn.com, Inc. ("MyTurn") are determined based on the closing price of these companies' common shares at each balance sheet date. The fair value of these assets will fluctuate with the market price of Wink and MyTurn common shares as well as the value of a series of derivative instruments the Company entered into in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments insure that the minimum value of the Wink investment will be at least $4,036,000 at maturity or expiration of the instrument. However, the minimum value of the Wink investments could be limited to $7,397,000, depending on the common share price of Wink at maturity or expiration. As of December 31, 2000, the fair value of the investments in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink ($2,881,000) and the current fair value of the derivative instruments ($1,155,000). These derivative instruments do not prevent the Company from selling Wink shares, but such a sale would have to be preceded by a settlement of the associated derivative instruments. The unrealized gain on these investmetns is equal to the fair value of each investment (including the fair value of the related erivative instruments) and is included in stockholders' equity. See Investment Risk under
Item 3. "Quantitative and Qualitative Disclosure About Market Risk."

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Long-term Investments (continued)

     As of December 31, 2000 the estimated fair value of the Company's investment in MyTurn has been reduced to zero because the market price of MyTurn common stock is below the exercise price of the related warrants.

     Gains recognized on the sale of these investments are reported as other income. No such sales were recorded in the three months ended December 31, 2000. For the nine months ended December 31, 2000, 10,800 shares of Wink were sold at a gain of $265,000. For the three and nine months ended December 31, 1999, 50,000 shares of Wink were sold at a gain of $2,309,000.


4. Comprehensive Income (Loss)

     Comprehensive Income (loss) consists of the following (in thousands):

                                                                 Three Months Ended       Nine Months Ended
                                                                       Dec. 31,                Dec. 31,
                                                                --------------------   ----------------------
                                                                   2000       1999        2000        1999
                                                                ---------   --------   ----------   ---------
Net income (loss)............................................   $  (7,171)  $    931   $  (14,884)  $  (1,907)
Unrealized gain (loss) on marketable securities..............      (2,420)     6,731      (17,143)     31,449
Foreign currency translation adjustments.....................          58         (7)          95         (14)
                                                                ---------   --------   ----------   ---------
Comprehensive income (loss)..................................   $  (9,533)  $  7,655   $  (31,932)  $  29,528
                                                                =========   ========   ==========   =========

5. Acquisition of AirBoss

     On July 24, 2000, the Company acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), a subsidiary of Science Applications International Corporation. The acquired division consisted of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss").

     Effective as of the closing of the acquisition, Geoworks established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to, and assumed by, the Company as part of the acquisition. In connection with the acquisition, Telcordia terminated the employment of twenty-five individuals, who were then immediately hired by Geoworks.

     The acquisition was accounted for as a purchase business combination. Accordingly, the purchase consideration was allocated to the net tangible and identifiable intangible assets acquired as of the closing date. No liabilities were assumed in the transaction. The valuation of intangible assets acquired was determined in conjunction with an independent valuation report.

     The total purchase price of approximately $39.9 million consisted of approximately 3,018,000 shares of Geoworks' common stock. The fair value per share of common stock issued is based on an average of the closing prices adjacent the May 16, 2000 announcement of the acquisition. The estimated acquisition expenses of $250,000 consisted mainly of legal, accounting, and financial advisory fees.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Acquisition of AirBoss (continued)

     The fair value of assets acquired was as follows (in thousands):

Current assets..............................................   $    504
   Less: Acquisition expenses...............................       (250)
                                                               --------
                                                                    254
Goodwill and other intangible assets:
   Developed technology.....................................      4,732
   Core technology..........................................      1,605
   Acquired workforce.......................................        616
   Patents..................................................      1,048
   Goodwill.................................................     30,316
                                                               --------
                                                               $ 38,317

Acquired in-process research and development................      1,378
                                                               --------
                                                               $ 39,949
                                                               ========

     The goodwill and other intangible assets are being amortized over the following periods: developed technology, core technology, and patents over four years, acquired workforce over three years, and goodwill over five years.

     Acquired in-process research and development of $1,378,000 was charged to operations during the quarter ended September 30, 2000.

     Pro forma results of operations for the nine month periods ended December 31, 2000 and 1999, as if the business combination occurred on the first day of each fiscal period, are as follows (in thousands):

                                                            (Pro Forma)
                                                         Nine Months Ended
                                                     ------------------------
                                                       Dec. 31,     Dec. 31,
                                                         2000         1999
                                                     ----------    ----------
Net revenues.......................................  $   12,135    $   9,718
Net loss...........................................  $  (18,031)   $ (10,128)
Net loss per share.................................  $    (0.84)   $   (0.49)

     The Company has entered into various contracts with Telcordia to provide AirBoss software to various customers of Telcordia. Revenues from Telcordia for the three and nine months ended December 31, 2000 were approximately $790,000 and $1,353,000 respectively.

                              GEOWORKS CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Legal Actions

     On April 25, 2000, Phone. com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. On June 15, 2000, we filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit sought to demonstrate that the activitiy of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent. On September 8, 2000 we filed a complaint with the U.S. International Trade Commisison (the "ITC") against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com's microbrowsers. One month later, the ITC announced it had accepted our complaint and initiated an investigation into this matter.

     On December 28, 2000, we announced an agreement between Openwave Systems Inc., formally Phone.com, to settle our patent dispute by entering into a royalty-free patent cross-license and a strategic business relationship. The companies have dismissed their patent litigation in federal district court and in the ITC. Under the terms of the patent cross-license, Openwave receives a worldwide license to our Flexible User Interface patent (5,327,529) and a second patent from our patent portfolio to be selected by Openwave over the next 18 months. Openwave's '158 patent is a method and system patent for combining narrowband and restricted narrowband channels for pushing rich content. This patent enables companies to send notifications via narrowband channels such as SMS, and enables recipients to pull the associated rich content through a braoder channel such as a circuit-switched or packet-switched data. The cross license agreement will allow customers of Openwave, including phone manufacturers, network operators, and Internet developers, use of the Geoworks Flex UI patent. Additionally, Geoworks will become a preferred member of Openwave's Developer Alliance Program through which Openwave will refer to Geoworks enterprises that are seeking assistance in developing WAP applications. Geoworks will also be an Early Access Partner for the Openwave(TM) Mobile Location Servicer API's and becomes a licensed value-added reseller of certain Openwave products.

7. Subsequent Event

     On January 16, 2001 the Company issued and sold, in a private placement, an aggregate of 1,250,000 shares of its common stock to iValue Creation Company, a subsidary of Toshiba Corporation. The aggregate purchase price was $5.0 million, or $4.00 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and the Company's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause actual results to vary include, but are not limited to: (i) risks associated with the Company's history of operating losses;
(ii) risks associated with the Company's intellectual property; (iii) risks associated with the Company's ability to meet its long-term capital needs in order to execute its new business plan; and (iv) risks associated with the Company's dependence on the development of mobile device content and services. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed below under "Risk Factors," as well as those discussed elsewhere in this Report. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans for the Company will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

Results of Operations

       Net Revenues

                                     Three Months Ended        Change        Nine Months Ended        Change
                                     -------------------- ------------------ -------------------  ----------------
                                     Dec. 31,   Dec. 31,                      Dec. 31   Dec. 31
                                       2000        1999       $         %       2000      1999        $       %
                                     ---------  --------- ---------  ------- ---------  --------  -------- -------

Net revenues (in thousands):
   Professional services..........   $  2,157   $  1,975  $    182        9%  $ 6,001   $ 4,508   $ 1,493      33%
   Software and related services..      2,131        906     1,225      135     5,795     2,946     2,849      97
   Research and development fees..         --        248      (248)    (100)       --       248      (248)   (100)
                                     --------   --------  --------   ------  --------   -------   -------  ------
Total net revenues................   $  4,288   $  3,129  $  1,159       37% $ 11,796   $ 7,702   $ 4,094      53%
                                     ========   ========  ========   ======  ========   =======   =======  ======

     Net revenues increased by $1,159,000, or 37%, and $4,094,000, or 53%, during the three months and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year. During our continued transition from being a provider of operating systems and related research and development to becoming a provider of wireless data communication services and technologies, professional services revenues have been a primary focus for revenue and cash generation. Software and related services primarily include revenues generated from AirBoss products and services as well as revenues from legacy operating system products. Since our acquisition of the AirBoss Business Unit from Telcordia Technologies, Inc. in July 2000, AirBoss products and customers accounted for approximately $1,400,000 and $2,100,000 of revenues in the three months and nine months ended December 31, 2000, respectively. Included in the AirBoss revenues are $790,000 and $1,353,000 from Telcordia, a related party, for the three and nine months ended December 31, 2000. We expect AirBoss product revenues to continue to be a significant portion of our revenues in the future.

     Professional services revenue increased by $182,000, or 9%, and $1,493,000, or 33%, in the three and nine months ended December 31, 2000 respectively, in comparison with the corresponding periods of the prior fiscal year. Professional services revenue increased based on an increased number of hours worked and an increase in our rates as compared to the same periods of the prior year as we have obtained new customers and renewed an existing contract. We had two primary customers for these services in the three and nine months ended December 31, 2000, as compared to three such customers in the same quarter of the prior year. Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications.

     Software and related services increased $1,225,000, or 135%, and $2,849,000, or 97%, in the three and nine months ended December 31, 2000 respectively, in comparison with the corresponding periods of the prior fiscal year. This increase is primarily due to the addition of Airboss product revenues in the 2000 periods.

     For the three months ended December 31, 2000, we began disclosing software customization services within software and related services due to the different nature of these services. Software customization services involve customization of our own software and the contracts for these services include the potential for additional license fees and maintenance services. For the three and nine months ended December 31, 2000, customization services revenues were approximately $1.4 million and $1.9 million, respectively. Customization services revenues include providing services to Telcordia to support an installation of AirBoss software for Telkom South Africa. In addition, the Company is customizing AirBoss software for Cingular Interactive, formerly BellSouth Wireless Data. No such revenues were recorded for three and nine months ended December 31, 1999.

     The remaining fluctuations in software and related services revenues are due to decreased license fees, royalties and other software services revenue in the three months ended December 31, 2000 as compared to the prior year and increased revenues of this nature in the nine months ended December 31, 2000 as compared with the corresponding period of the prior fiscal year. Historically, our license and other revenues have been generated primarily from technology we have developed that is included in smart phones, various related software and operating systems. As the last of these products containing the Geoworks operating systems, reach the conclusion of their life cycles, the potential revenues we can recognize from licensing these legacy products has diminished. In addition, because we have sold operating system source code outright and terminated a number of license agreements over the past two fiscal years, the number of Original Equipment Manufacturers ("OEM") subject to license agreements which could generate future royalty revenues has decreased. Although our legacy license revenues are decreasing, we expect new license and other revenues will be generated from our mobile software offerings based on the growth of revenues of, and subscribers to certain of its customers such as Toshiba and Cingular Interactive, as well as additional AirBoss and Mobile Server+ software customers. License revenue also includes license fees generated from our Flex UI licensing program. For the three months ended December 31 2000, the Company recorded approximately $250,000 in Flex UI licensing revenues. See Risk Factors Affecting Future Operating Results "Ability to Capitalize on Intellectual Property Rights and Patent Portfolio."

     Research and development fee revenue in the three and nine months ended December 31, 1999 is related to an OEM contract with a single customer. As discussed above, the Company has adopted a new business model and OEM funded research and development contracts are not being actively pursued.

     The Company is now focused on providing wireless data communication services and technologies for the business-to-business and business-to-consumer markets. The Geoworks Mobile ASP(TM) solution utilizes a flexible combination of its proprietary Mobile Server+(TM) technology and its mobile media expertise to enable businesses to reach their mobile customers with relevant and timely information. Geoworks AirBoss(TM) Client-Server mobile data solutions provide carrier-grade customizable systems ranging from field service applications to telematics solutions.

     Operating Expenses

     Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased $84,000, or 7%, and increased $440,000, or 15%, in the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year. For the three months ended December 31, 2000 we incurred costs associated with two customers as compared to the costs associated with three such customers in the same quarter of the prior year. The increase for the nine months ended December 31, 2000 is due to the increased volume of professional service activity and revenue as compared with the same periods of the prior fiscal year, as discussed above.

     Gross margin percentages on professional services revenues were 44% and 42% during the three and nine months ended December 31, 2000, respectively, and 35% and 33% during the three and nine months ended December 31, 1999, respectively. The gross margin percentages have improved in the current year as compared to the prior year because we have charged increased rates for such services and have decreased our average costs due to an improved mix of the engineering resources used to provide these services. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

     Cost of Software and Related Services. Cost of software and related services consist of costs related to license revenues, software customization, and related services. Cost of software and related services increased significantly, $840,000 and $988,000, respectively, in the three and nine months ended December 31, 2000, in comparison with the corresponding periods of the prior fiscal year because we began providing software customization services after our acquisition of AirBoss in July 2000.

     Costs related to customization and other related services are recorded based on labor and direct costs of these projects. For the three and nine months ended December 31, 2000 cost of customization services was approximately $900,000 and $1,200,000 respectively. No cost of customization services was recorded in the three and nine months ended December 31, 1999.

     Also included in these costs are license payments to third parties for software that is incorporated into our software. Such costs decreased $68,000, or 93%, and $211,000, or 83%, in the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year. The decreases for the three and nine months ended December 31, 2000 were due to a reduced proportion of the related revenues being subject to such fees in fiscal year 2000 as compared with the same periods of the prior fiscal year.

     Cost of software and related services does not include $496,000 and $839,000 for the three and nine months ended December 31, 2000 respectively, of amortization of other intangible assets acquired in the AirBoss acquisition. Such technology-related expenses are disclosed in amortization of goodwill and other intangible assets. See the discussion of the related assets in Note 5 to Condensed Consolidated Financial Statements. Including this additional expense, the Company's gross margin percentages on software and related services were 34% and 64% during the three and nine months ended December 31, 2000, respectively. Excluding these non-cash amortization expenses, the gross margin percentages on software and related services were 57% and 79% during the three and nine months ended December 31, 2000, respectively and 92% and 91% during the three and nine months ended December 31, 1999, respectively. The gross margins on these revenues are lower in the current fiscal year because of the addition of the revenues and associated costs of providing customization services. The gross margin recognized on such services is subject to several variables, particularly the mix of products and services provided and the average rates charged for such services. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

     Sales and Marketing. Sales and marketing expense increased $964,000, or 61%, and $2,406,000, or 67% in the three and nine months ended December 31, 2000 respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are due primarily to an increase in personnel and business activity, including business development, as we expanded our efforts to market our new services, particularly the Mobile ASP, Mobile Server+, AirBoss, and AirForce(TM) offerings. These increased personnel costs were partially offset by reduced consulting expenses because of the increased internal resources available.

     Research and Development. Research and development expense increased by $1,698,000, or 202%, and $3,735,000 or 135%, in the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases are attributable principally to increased staffing and related costs, including recruiting expenses, as we expanded our research and development efforts. In particular the Company has focused on software development for Mobile Server+ and the AirBoss Client-Server Technology. We have also continued to develop the operational capability necessary to support our new business plans.In addition, we have utilized consultants and other outside services at a greater level in the three and nine months ended December 31, 2000, as compared to the same periods of the prior year.

     General and Administrative. General and administrative expense increased $1,564,000 or 189%, and $3,030,000 or 129%, during the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases were due to increased legal expenses as well as costs associated with increases in personnel in order to support the increasing size of the Company and to put the administrative infrastructure in place to support the new business plans. Legal expenses increased by approximately $1.1 million and $1.7 million in the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the prior fiscal year, primarily due to the costs of litigation associated with Openwave, formally Phone.com, related litigation. In December 2000 the Company announced an agreement with Openwave Systems Inc. to settle their patent dispute by entering into a royalty-free patent cross-license and strategic business relationship. The companies dismissed its patent litigation before the federal district court and the International Trade Commission. See further discussion at Part II., Item 1. Legal Proceedings. Excluding the nonrecurring litigation expenses the general and administrative expenses increase would have been approximately $400,000 or 49%, and $1,300,000 or 54%, during the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year.

     Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $2.0 million and $3.4 million for the three and nine months ended December 31, 2000, respectively, which was attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. We expect the quarterly amortization expense related to Airboss acquisition to be approximately $2.0 million per quarter through September 2004 and then approximately $1.5 million per quarter through September 2005. See further discussion of the related assets in Note 5 to Condensed Consolidated Financial Statements.

     Purchased in-process research and development. In connection with the acquisition of AirBoss we incurred a non-recurring, non-cash, expense for purchased in-process research and development of approximately $1.4 million in the three months ended September 30, 2000. See further discussion in Note 5 to the Condensed Consolidated Financial Statements.

     Other Income (Expense)

     The proceeds from the sale of a portion of the Company's Wink investment resulted in other income of $2,309,000 in the three and nine months ended December 31, 1999. No such income was generated for the quarter ended December 31, 2000. During the nine months ended December 31, 2000, an additional 10,800 shares of Wink were sold at a gain of $265,000.

     Interest income increased by $59,000, or 36%, and $229,000, or 51%, during the three and nine months ended December 31, 2000, respectively, in comparison with the corresponding periods of the previous fiscal year. These increases were attributable primarily to higher cash balances available for short-term investment. In particular, we generated a total of $4.0 million from the sales of our investment in Wink in the third and fourth quarters of the fiscal year ended March 31, 2000, and we have received approximately $7.9 million from the issuance of our common stock in the past twelve months. The equity proceeds are the result of a September 2000 private placement of $5.0 million with Integral Capital Partners, exercises under our employee stock option plans, and purchases under our employee stock purchase plan.

     Interest expense was insignificant in the three and nine months ended December 31, 2000 and for the same periods of the prior fiscal year as we have had minimal balances of debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives, which could increase the amount of interest expense incurred in the future.

     Provision for Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $61,000 and $263,000 for the three and nine months ended December 31, 2000, and $59,000 and $355,000 for the three and nine months ended December 31, 1999. The decrease for the year to date is due to the decreased level of royalties received in the current year as compared to the same period of the prior year.

Liquidity and Capital Resources

     The Company's total cash, cash equivalents, and marketable securities have declined to $13.4 million at December 31, 2000 from $17.2 million at March 31, 2000. Net cash used by operations in the nine months ended December 31, 2000 was $7.9 million. Net cash provided by financing activities for the same period was $5.9 million as a result of the issuance of common stock. The balance of our cash usage in the current year has been due principally for purchases of property and equipment. This level of cash usage is significantly larger than in the prior fiscal year because we are increasing our investment in research and development and sales and marketing activities in order to execute our business plan. In addition, legal expenses have been significantly higher in the current year. See "Item 2. Litigation." Although legal expenses are expected to decrease significantly, the Company expects to incur additional substantial operating losses at least through the current fiscal year ended March 31, 2002, as it increases its investment in the development of its wireless data communication services and technologies, including additional sales, marketing and research and development spending.

     The Company's purchases of property and equipment in the three and nine months ended December 31, 2000 were significantly higher as compared to the corresponding periods of the prior fiscal year. This is consistent with the increase in personnel in connection with the execution of its new business plan. Sales of marketable securities in the three and nine months ended December 31, 2000 and 1999 were performed when necessary to meet operating cash requirements. Proceeds from the issuance of common stock were generated from the private placement with Integral Capital Partners, exercises under the Company's employee stock option plans, and purchases under the employee stock purchase plan.

     Although the Company anticipates that its existing capital resources, including the proceeds from a private placement of shares received in January 2001, (See Note 7 to the Condensed Consolidated Financial Statements) should be adequate to satisfy its operating and capital requirements for at least the next twelve months, we are considering financing options in order to accelerate the growth of the Company.

Risk Factors Affecting Future Operating Results

     History of Operating Losses; Anticipated Future Losses. Since Geoworks was formed in 1983, our revenues have been limited, and we have incurred significant losses, and suffered substantial negative operating cash flow. As of December 31, 2000, the Company had an accumulated deficit of $105 million, and had incurred operating losses of $16.1 million in the nine months ended December 31, 2000 and approximately $5.2 million, $16.3 million, and $16.0 million in the fiscal years ended March 31, 2000, 1999, and 1998, respectively. We expect a substantial annual operating loss in the fiscal year ending March 31, 2001, and it is unclear when, if ever, we will be profitable. We will attempt to achieve profitability by managing operating expenses, maximizing professional services consulting revenues, and focusing our resources on the wireless data communication services and technologies. We will also increase our focus on licensing our server technology, selling our Mobile ASP, AirBoss, and AirForce products, and licensing our patent portfolio. However, we cannot assure you that our efforts will be successful.

     Ability to Capitalize on Intellectual Property Rights and Patent Portfolio. On January 19, 2000, we announced to the WAP Forum and its members that we hold essential Intellectual Property Rights (IPR) for the Wireless Application Protocol and the Wireless Markup Language (WML) specification (collectively the "WAP Specification"). We also announced that we believe our patents for flexible user interface technology (U.S. Patent No. 5,327,529 and Japanese Patent No. 2,794,339) are potentially implicated by products and services based on the WAP Specification and placed into the stream of commerce in the United States and Japan. Simultaneously, we announced our comprehensive licensing program to make our technology available to WAP Forum members, non-members, and other industry participants. The WAP Forum is an industry association devoted to developing a de facto worldwide standard for wireless information and telephony services on digital mobile phones and other wireless terminals. We are a member of the WAP Forum. Other member companies include Ericsson Mobile Communications AB, Microsoft, Motorola, Nokia Mobile Phones, Phone.com Inc., and QUALCOMM Inc., among more than 500 leading companies around the world. In connection with our licensing program, we have posted on our web site (www.geoworks.com) a white paper entitled "The Geoworks Wireless Internet Patent: Invention and Innovation in Flexible User Interface Technology." The white paper details many issues of interest to WAP Forum members and non-members, including licensing details, legal issues and technical information.

     On April 25, 2000, Phone.com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. On June 16, 2000, we announced that we had filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit, which was served on Phone.com on the previous day, sought to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent. On September 8, 2000 we filed a complaint against three companies with the U.S. International Trade Commission, or ITC. This complaint was against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com's microbrowsers. One month later, the ITC announced it had accepted our complaint and initiated an investigation into this matter.

     On December 28, 2000, we announced an agreement between Openwave Systems Inc., formally Phone.com, to settle our patent dispute by entering into a royalty-free patent cross-license and a strategic business relationship. The companies have dismissed their patent litigation in federal district court and in the International Trade Commission. Under the terms of the patent cross-license, Openwave receives a worldwide license to Geoworks' Flexible User Interface patent (5,327,529) and a second patent from Geoworks' patent portfolio to be selected by Openwave over the next 18 months. Geoworks receives a license to Openwave's 6,138,158 patent and a second patent from Openwave's patent portfolio to be selected by Geoworks over the next 18 months. Openwave's '158 patent is a method and system patent for combining narrowband and restricted narrowband channels for pushing rich content. This patent enables companies to send notifications via narrowband channels such as SMS, and enables recipients to pull the associated rich content through a broader channel such as a circuit-switched or packet-switched data. The cross license agreement will allow customers of Openwave, including phone manufacturers, network operators, and Internet developers, use of the Geoworks Flex UI patent. Additionally, Geoworks will become a preferred member of Openwave's Developer Alliance Program through which Openwave will refer to Geoworks enterprises that are seeking assistance in developing WAP applications. Geoworks will also be an Early Access Partner for the Openwave (TM) Mobile Location Server API's and becomes a licensed value-added reseller of certain Openwave products.

     Through February 2001, we have licensed the Flex UI patent to sixteen companies, including Toshiba, Ericsson, Openwave and Matsushita Electric Industrial Co. Ltd. and continue to pursue the licensing program on a decreasing scale in light of the Openwave settlement. Due to the relative immaturity of the WAP market and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing agreement with us, we cannot predict the future revenue impact. In addition, we do not know whether potential licensees will agree to sign license agreements or whether it will be necessary for us to pursue appropriate legal remedies and incur significant related expenses.

     Adequacy of Capital Resources to Execute Business Plan. Although we believe our existing capital resources will be adequate to satisfy our operating and capital requirements for at least the next twelve months, we are considering financing options in order to accelerate the growth of the Company. We expect to incur additional losses for the fiscal year ending March 31, 2002, and may require substantial additional capital beyond that time to successfully execute our business plan. The amount of capital that we will need in the long-term depends upon many factors, such as the amount of revenue we receive from operations, working capital requirements, investment in product development and sales and marketing activities, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have sold equity securities, obtained advance payments of license revenue and professional fees, and obtained short-term loans as sources of funding. If we need additional financing to execute our business plan, there can be no assurance that it will be available or that, if available at all, the terms will be favorable to us or our stockholders without substantial dilution of ownership and rights. If adequate funds are not available to satisfy either short-term or long-term requirements, we may be required to significantly curtail the scale of our operations significantly, forego market or research opportunities, obtain funds through arrangements with strategic partners or others on unfavorable terms, or reduce our ability to enforce our proprietary technology rights.

     Competition in Wireless Data Communication Services and Technologies. We have experienced and expect more competition in the wireless data communication services and technologies markets. Our competitors include service providers, wireless ASP's and Internet content and transaction providers. These companies have more cash available and greater technical and marketing resources and name recognition and have or soon may have wireless data communication services and technologies that may compete directly with our products and services. These companies include Infospace, Aether Systems, Puma Technologies, i3 Mobile, 724 Solutions, Oracle and Microsoft.

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

     On July 24, 2000, we acquired AirBoss. AirBoss has developed a suite of patented software products that allow mobile users to access corporate intranets and the Internet, remotely via wireless data communication networks. Using AirBoss software, wireless devices users can seamlessly network with enterprise applications, extending their corporate networks into mobile networks. The AirBoss solution operates with leading commercial wireless networks, including CDPD, GSM, CDMA/TDMA, MobiTex, ARDIS or satellite. The AirBoss products' solutions are based on client-server architecture, operating both on the wireless mobile devices and on special purpose AirBoss servers connected to corporate computer networks. The AirBoss products support a full range of client device operating systems including Windows 95, Windows 98, Windows NT, Windows CE, Palm OS, RIM Inter@ctive 850 and 950 pagers, and embedded systems. This flexibility allows AirBoss users to "mix and match" network components utilizing whichever wireless transmission technology is most appropriate without changes in wireless data functionality or performance.

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

     Dependence on Limited Number of Revenue Generating Customers. We have a history of dependence on a few key customers. In the nine months ended December 31, 2000 and 1999, three customers accounted for 73% and 96% of our total net revenues, respectively. Therefore, a termination or decline in these business relationship with any of our existing customers could have a material adverse impact on our business, financial condition, and results of operations, and we cannot assure you that we will be able to sustain these relationships and derive comparable revenues from them in the future.

     Our mobile information services revenue depends on signing up new customers with a large installed base of users. Our royalty revenue is critically dependent upon the timely introduction and successful marketing and sale by a limited number of consumer product companies of smart devices based on our software. Our license and other revenue is dependent upon obtaining new customers for the Mobile Server+, AirBoss, and AirForce software offerings. Our professional services revenue depends on a limited number of customer contracts; these revenues are also constrained by the number of chargeable current employees and the rate at which new highly skilled technical employees can be hired. We earn a substantial portion of our revenue from customers in Europe, Japan, and South Africa and we view these regions as strategic to our business objectives. Economic difficulties within Europe, Japan, and/or South Africa could have a material adverse effect on our ability to generate revenue from our customers in these regions and from customers who market their products within Europe, Japan and South Africa.

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

     Fluctuations in Operating Results. Our past operating results have been subject to significant fluctuations on both a quarterly and annual basis. We expect that our future operating results will also fluctuate as a result of all of the following: the timing and success of the our efforts to introduce and sell the Mobile ASP, AirBoss, and AirForce products and services; the introduction and acceptance of our mobile e-commerce and information services; the extent to which we can negotiate and subsequently earn fees for professional services, research and development and maintenance fees from our customers; our ability to effectively manage our costs; legal costs associated with technology licensing and defense of our patent portfolio; and actions by our competitors.

     To obtain license and service revenue from Mobile ASP, AirBoss, and AirForce customers, we will need to market and sell these new services and our customers will need to successfully deploy and market these services to their end users. We must also continue to develop new and compelling services. Revenue from mobile e-commerce and information services will vary based on the market success of the per-subscriber fee model and our ability to derive transaction fees from mobile e-commerce services. Revenue from research and development fees can vary considerably among periods, depending upon the specific terms of our contracts with clients and the relative level of development effort devoted to projects which generate research and development fees. Our results are also affected by the timing and extent of our expenses for research and development, and sales and marketing. We have traditionally devoted substantial resources to research and development, which has constrained our investment and performance in other activities and, in turn, affected reported operating results. While we have taken measures to reduce research and development expenditures in the past, our investment in research and development remains significant relative to our investment in other aspects of our operations. License revenue related to OEM customer products which contain our software is contingent upon those OEM customers' success in meeting anticipated shipment dates, obtaining market acceptance for their products, and realizing significant sales volume of those products. In addition, our results may be affected by seasonal and other fluctuations in demand for mobile communications devices and for related software products and services, as well as by the general state of the domestic, Japanese, European, South African and global economies. We believe that the market for smart phones and other mobile communicating devices could ultimately reflect significant seasonal swings in demand similar to those in the consumer electronics market, in which demand typically peaks in the fourth calendar quarter of each calendar year.

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

     Volatility of Stock Price. If our revenues or results of operations do not meet the levels expected by securities analysts the trading price of our common stock could decrease or not increase at the same rate as our competitors' stock or as the market as general. In addition, our common stock price is volatile because it is associated with internet, telecommunications and technology stocks, in general. As a result, there are other factors that may affect our stock price unrelated to our specific performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Risk

     Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less and our marketable securities consist of equity securities, principally mutual funds. We believe these investments are subject to minimal interest or market risks.

     Our long-term investments consist of common shares in Wink Communications, Inc. ("Wink") and warrants of MyTurn.com, Inc. ("MyTurn"). The fair value of these assets ($4,036,000 and zero respectively at December 31, 2000) is included in long-term investments and will fluctuate with their respective market prices. As such these investments are subject to fluctuations of the stock market as a whole and the specific business risks of these companies.

     In order to reduce the related investment risk, we entered into a series of derivative instruments to hedge against declines in value of our Wink investment in November 2000. These derivative instruments insure that the value of the Wink investment will be at least $4,036,000 at maturity or expiration of the instruments. However, the maximum value of the Wink instruments could be limited to $7,397,000, depending on the common share price of Wink at maturity or expiration. As of December 31, 2000, the fair value of our investments in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink ($2,881,000) and the fair value of the derivative instruments ($1,155,000). These derivative instruments do not prevent the Company from selling the Wink shares, but such a sale would have to be preceeded by a settlement of the associated derivative instruments.

     As of December 31, 2000 the fair value of the Company's investment in MyTurn has been reduced to zero because the market price of MyTurn common stock is substantially below the exercise price of the related warrants. In January 2001, Myturn announced that it had been unable to secure financing, and as a result it had terminated all but four employees.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 25, 2000, Phone.com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. On June 15, 2000, we filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit sought to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent. On September 8, 2000 we filed a complaint with the U.S. International Trade Commission (the "ITC") against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com's microbrowsers. One month later, the ITC announced it had accepted our complaint and initiated an investigation into this matter.

     On December 28, 2000, we announced an agreement between Openwave Systems Inc., formally Phone.com, to settle our patent dispute by entering into a royalty-free patent cross-license and a strategic business relationship. The companies have dismissed their patent litigation in federal district court and in the ITC. Under the terms of the patent cross-license, Openwave receives a worldwide license to our Flexible User Interface patent (5,327,529) and a second patent from our patent portfolio to be selected by Openwave over the next 18 months. Geoworks receives a license to Openwave's 6,138,158 patent and a second patent from Openwave's patent portfolio to be selected by Geoworks over the next 18 months. Openwave's '158 patent is a method and system patent for combining narrowband and restricted narrowband channels for pushing rich content. This patent enables companies to send notifications via narrowband channels such as SMS, and enables recipients to pull the associated rich content through a broader channel such as a circuit-switched or packet-switched data. The cross license agreement will allow customers of Openwave, including phone manufacturers, network operators, and Internet developers, use of the Geoworks Flex UI patent. Additionally, Geoworks will become a preferred member of Openwave's Developer Alliance Program through which Openwave will refer to Geoworks enterprises that are seeking assistance in developing WAP applications. Geoworks will also be an Early Access Partner for the Openwave (TM) Mobile Location Server API's and becomes a licensed value-added reseller of certain Openwave products.



Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

     Exhibit
     Number      Description
     ------      -----------

      3.1 b Amendment to Bylaws of the Corporation to separate the executive positions of Chief Executive Officer and President adopted January 18, 2001.

      10.36 Exhibits 1, 2 & 3 to the Joint motions to terminate proceedings in the US District Court and the ITC. The exhibits constitute the publicly filed versions of the settlement between Geoworks Corporation and Openwave Systems Inc., formally Phone.com. entered into December 28, 2000. Geoworks is contemporaneously filing a request for confidential treatment based on the order for protection given by the ITC judge.

     b) Reports on Form 8-K

     The Company filed a report on Form 8-K/A on October 10, 2000, amending its 8-K it filed on August 8, 2000, in order to file the financial statements of the Airboss business unit of Telcordia Technologies, Inc., includings its balance sheets dated as of January 31, 2000 and 1999, and as of April 30, 2000 (unaudited), its related statements of operations, stockholder's net investment, and cash flows for the years ended January 31, 2000 and 1999, and for the three months ended April 30, 2000, and 1999 (unaudited) and the notes to its financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                                  GEOWORKS CORPORATION

Date:  February 14, 2000                       By: /s/  Timothy J. Toppin
                                                  ------------------------------
                                                  Timothy J. Toppin
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)