Form 10-K
period 2001-03-31
GEOWORKS /CA/
filed 2001-06-29
CIK 922285

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
          ______________.

                         Commission file number 0-23926

                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

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

          Securities registered pursuant to Section 12 (g) of the Act:
                    Common Stock, par value $0.001 per share
                                (Title of Class)
                         Preferred Stock Purchase Rights
                                (Title of Class)

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

The aggregate market value of the Registrant's Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 21, 2001 as reported on the Nasdaq National Market, was approximately $30,089,104. Shares of Common Stock held by each executive officer and director and by each person who owns 10% or more of the outstanding Common Stock, based on Schedule 13G filings, have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 21, 2001, there were 23,423,996 shares of the Registrant's Common Stock outstanding.

Documents Incorporated by Reference

Portions of Registrant's definitive proxy statement (the "Proxy Statement") for its 2001 Annual Meeting of Stockholders, which the Registrant intends to file within 120 days of the Registrant's fiscal year-end (the "2001 Proxy Statement"), are incorporated by reference into Part III of this Report.

                              GEOWORKS CORPORATION

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART 1

Item 1.    Business                                                            3
           Risk Factors                                                       12
Item 2.    Properties                                                         18
Item 3.    Legal Proceedings                                                  18
Item 4.    Submission of Matters to a Vote of Security Holders                19
Item 4A.   Directors and Executive Officers of the Registrant                 19

                                     PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters                                                22
Item 6.    Selected Consolidated Financial Data                               23
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          25
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk         36
Item 8.    Financial Statements and Supplementary Data                        37
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           60

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                 60
Item 11.   Executive Compensation                                             60
Item 12.   Security Ownership of Certain Beneficial Owners and Management     60
Item 13.   Certain Relationships and Related Transactions                     60

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   61

PART I

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and our management's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected.

Factors that may cause actual  results to vary include,  but are not limited to:
(i) risks associated with our history of operating losses; (ii) risks associated with our ability to meet our capital needs in order to execute our business plan; (iii) risks associated with our dependence on the development of the market for mobile data software; (iv) risks of competition in mobile data software and services; and (v) risks associated with rapid technological change. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors," beginning on page 12, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release updates or revisions to these statements.

Item 1.  BUSINESS

Geoworks Strategic Summary

Geoworks Corporation is a leading provider of carrier-class mobile Internet infrastructure software enabling personalized, real-time access to corporate and Internet data. Our software enables easy migration of existing corporate Intranet solutions to the wireless Web and the rapid development of new applications to support the mobile enterprise. We are focused on the wireless carrier market and enabling wireless carriers to deliver on the promise of always-on mobile applications over today's 2G and 2.5G networks. We also provide professional services consulting related to the deployment of these solutions, the development of new technologies supporting mobile communications and the technologies we previously developed.

The Market Need: Wireless carriers need enabling software in order to offer enterprise-class data and Internet services that will increase their revenue, differentiate their service offerings, reduce turnover and generate a return on the capital they are investing in next generation wireless networks.

Our Products: Geoworks software, when deployed in a wireless carrier network, allows the carrier to reformat and extend corporate enterprise data and Internet applications over the wireless network to mobile devices.

Our Strategy: We sell directly to the wireless carriers and through the wireless carriers to the enterprise. We also partner with solution providers to extend our reach. And, we are building a community of developers to facilitate the adoption of our software.

Our Business Model: We license our software for mobile solutions to wireless carriers and enterprises on a per server and per user basis. Our revenues grow as the carriers roll out, and their users adopt, enhanced data services.

Company Overview

Since our initial public offering ("IPO") in 1994, our business has been focused on enabling mobile access to information. How we deliver on that focus has changed over the years with developments in both technology and the market. Prior to early 1999, we developed and sold a wireless operating system for smart phones and personal digital assistants (PDAs). In 1998, there were six different models of Geoworks-enabled handsets and mobile data devices, manufactured by five major original equipment manufacturers, available for sale in more than 30 countries. However, this market did not develop as rapidly as expected and product shipments were disappointing. Also, that year, several of the world's largest handset makers, representing more than half of our target market, created a joint venture to develop their own mobile operating system. As a result, we began to explore alternative opportunities where our expertise in mobile solutions could be applied.

In 1999, we introduced our first mobile data server software, Mobile Server+, and services based on that software platform. In July 2000, we significantly strengthened our product and service offering with the acquisition of the AirBoss Application Platform from Telcordia Technologies (Telcordia). And, in June 2001, we announced a reorganization intended to strengthen our competitive position by accelerating the integration of our two software products, streamlining our organization and exiting the Mobile ASP (Application Service Provider) market.

Our products and market targets have evolved over the last two years as we have adapted to dramatic changes in mobile data technology and market demand, but, our focus has remained clear: enabling mobile access to information. Our strategy is to provide an integrated, enterprise-oriented product offering, providing innovative mobile Internet infrastructure capabilities to wireless carriers worldwide and to partner with solution providers and developers to facilitate the adoption of our software.

Our company was incorporated in California in 1983, and reincorporated in Delaware in 1997. Based in Alameda, California, we have regional offices in New Jersey, Japan and the United Kingdom. Our fiscal year commences on April 1 and ends on March 31. You can visit our website at http://www.geoworks.com.

Our Market

The market for wireless data technology is growing rapidly, fueled by growth in both the Internet and wireless telecommunications markets and by the rapid convergence of the two technologies.

People are becoming increasingly dependent on the Internet to provide information, e-mail and remote access to corporate applications and Internet-based services. According to International Data Corporation (IDC) there were approximately 400 million Internet users worldwide at the end of 2000, and that number is expected to grow to almost 900 million worldwide by the end of 2004. Businesses are using the Internet/intranet to extend communications to and conduct transactions with remote locations, telecommuting employees, business affiliates, suppliers, customers and other companies. Enterprises are also using the Internet/intranet as a platform for traditional enterprise applications such as customer relationship management, direct marketing, inventory control, human resources, enterprise resource planning and manufacturing, to increase productivity, widen accessibility, and build closer relationships along the entire supply and distribution chain.

At the same time, the use of mobile communications is growing rapidly. IDC estimates that the global number of wireless voice users was 450 million at the end of 2000, and will grow to 1.1 billion in 2003.

These technologies are rapidly converging as consumers and enterprises demand the benefits of mobile information access. According to a recent study by the Gartner Group, a leading market researcher, the North American wireless data market will grow to 137.5 million subscribers in 2005, from 7.3 million in 2000. In a separate study, Gartner predicts 800 million world-wide wireless data users by 2004. This growth is being driven by the global deployment of 2.5G or packet data networks, improvements in the capabilities of handheld devices, the increased overall use of wireless devices to receive messages and e-mail, the availability of inexpensive wireless data devices, and the development of company-specific, mobility-focused applications that will improve the productivity of the mobile worker. By many estimates, by 2004 more people worldwide will access the Internet via wireless devices than via PCs.

The two primary buyers of mobile data software will be wireless carriers, looking to provide services that will drive traffic through their networks, and enterprises, looking to increase the productivity of an increasingly mobile workforce and to reach their customers on the move. Strategy Analytics, a leading market researcher, estimates that wireless service providers will generate annual wireless data revenue of $48 billion in 2005, up from $5 billion in 1999. Epoch Partners, an investment research firm, predicts that software and content providers will collect approximately $10 billion of this revenue, up from less than $100 million in 2000. In addition, Goldman Sachs has estimated that companies worldwide will spend approximately $38 billion on technology to support mobile workers in 2005, $9 billion on software alone.

Product and Service Offering

     Mobile Data Software

We are currently integrating our AirBoss Application Platform and Mobile Server+ technology into a single, enterprise-focused infrastructure solution targeted at wireless carriers and enterprises worldwide. This integrated product will bring together the complementary strengths of the two product lines. In short, AirBoss provides an excellent platform for providing wireless access to enterprise data via Internet and other standard protocols. It is a reliable, scalable solution that provides superior authentication, distribution, session maintenance and management, and administration functions. Mobile Server+ strengths lie in its data access and transformation capabilities. It is specifically designed to handle complex data translation, customization and access services. When seeking to mobilize a current application, enterprises would like to make as few changes as possible to the underlying infrastructure that supports that application and to the application itself. Our combined product enables the enterprise's original application to interact with the AirBoss Platform through simple, standard Internet application program interfaces (APIs). Then, for applications or services that require additional translation or customized data delivery, the enterprise can use the Mobile Server+ components.

While providing complementary functionality, both software products share key attributes reflecting Geoworks' software development strategy. Both are highly reliable, scalable, open, standards-based programs that provide innovative capabilities enabling carriers and enterprises to provide mobile access to information easily. We are committed to constantly updating our products to support the latest devices and wireless networks. In addition, we work with a number of technology partners to ensure that our software continues to provide cutting-edge functionality and the flexibility to grow as users' needs change, new devices proliferate and carrier networks evolve.

More detailed discussion of the two software components of our integrated product line is provided below.

AirBoss Application Platform: The AirBoss Application Platform is a suite of patented software products that allow mobile users to access corporate Intranets and the Internet remotely, via wireless data communication networks. AirBoss products are based on unique proxy technology and client-server architecture, operating both on the wireless mobile device and on the AirBoss server connected to the wireless carrier or corporate computer network. The AirBoss Application Platform provides wireless data applications with compression, reliability, end-to-end security, scalability, and application development support. Using AirBoss software, wireless device users can seamlessly connect with enterprise applications, extending their corporate networks into mobile networks.

The AirBoss solution operates with leading commercial wireless networks, including CDPD, GSM, CDMA/TDMA, GPRS, Mobitex, ARDIS or satellite. The AirBoss products also support a full range of client device operating systems, including Windows 95, Windows 98, Windows NT, Windows CE, Palm OS, RIM Inter@ctive 850/857 and 950/957 pagers/PDAs, and embedded systems. This flexibility allows AirBoss users to "mix and match" network components utilizing whichever wireless transmission technology is most appropriate without changes in wireless data functionality or performance.

The AirBoss Application Platform also provides comprehensive tools for the rapid development of wireless applications. Without the AirBoss platform, wireless application developers need to create custom code for multiple devices and enterprise applications. AirBoss simplifies this process by using open, standards-based tools with common interfaces. The AirBoss client/server software development kits (SDKs) for custom application development include the AirBoss INET (ABInet) application program interfaces (APIs) that simplify programming for wireless Web-based applications. ABInet is based on standard Windows APIs and further simplifies the development of custom Web-based applications.

The AirBoss Application Platform was first developed in the mid 1990s and has been commercially deployed at a number of companies including GoAmerica, e-Dispatch and Telkom South Africa. In late 2000, it was selected by Cingular Interactive to be a key component in Cingular's Wireless Web Access product offering. In May 2001, Cingular launched a developer program for wireless applications based on the AirBoss Application Platform to its 1,000+ strong developer community. Commercial launch of Cingular's wireless Web access program is expected in the second half of 2001.

Mobile Server+: The Mobile Server+ platform provides a single server solution for developing and deploying wireless services that can support a variety of mobile devices and formats. The Java-compliant open architecture interfaces with back-end systems to retrieve content. Mobile

Server+ then formats the data and properly displays it on wireless devices, automatically handling different form factors, screen displays and protocols. Mobile Server+ supports any markup language, any transport protocol and any mobile device.

Mobile Server+ can be used to support a wide variety of wireless services including Web content (Internet and Intranet), e-mail delivery, status, alerts, news and information services, two-way messaging, m-commerce, location ID and directions, and animated graphics and video. It enables leading-edge applications that include interactive voice, location/position and multimedia features. iValue Creation, Toshiba's wireless application service provider company, currently hosts wireless data applications for approximately a dozen Japanese companies serving more than one million consumers on our Mobile Server+ software. In addition, the applications currently hosted by our Mobile ASP operations for United Airlines and Abbey National are both run on the Mobile Server+ software.

Mobile Server+ is markup-language independent and supports WML, HDML, MML, Palm Web Clipping, Compact HTML, HTML, and TTML. It is also transport independent, supporting HTTP, email (incoming and outgoing), various SMS protocols, and FTP, at this time. Client devices can access a Mobile Server+ service over various wireless protocols, including TDMA, CDMA, GSM, GPRS, PDC, PHS, Palm web clipping, Mobitex and others.

     Professional Services

We support our mobile information strategy by providing professional consulting services to mobile device manufacturers, carriers, and service providers.
Geoworks has more than a decade of experience developing wireless operating systems, related applications and wireless server technology. We have worked with industry leaders in mobile phones, mobile data applications, data transmission equipment, mobile security equipment, and e-commerce services, including Casio, Ericsson, HP, Mitsubishi, NEC, Nokia, Sharp, Seiko Epson, Sonera SmartTrust and Toshiba.

Our engineers, quality assurance technicians, and project managers have many years of experience in the wireless industry and a proven track record of technical innovation. Their skills are in short supply. We are leveraging their capabilities to offer complete project management and software engineering for complex projects in wireless software, applications and networks that require experienced development teams who can ensure completion in a timely and efficient manner.

Geoworks' Strategy

Our objective is to be a leading provider of mobile data software and services that enable personalized, real-time access to corporate and Internet data from mobile devices, to both wireless carriers and enterprises. Key elements of our strategy include:

Providing industry-leading, scalable products based on open standards. Our approach to the market for mobile data software is based on a belief in the importance of scalability and standards. Our software solutions are based on open industry standards including HTML, XML, SSL and Java, and are designed to scale to support millions of users. Scalability is critical to the wireless carriers integrating our products into their wireless data product offerings and to wireless application software providers (WASPs) like Toshiba, who need to be able to serve hundreds of companies and millions of consumers to be successful. A commitment to supporting current and emerging industry standards is also critical to support enterprises facing the complex task of developing applications across the variety of platforms, data protocols and mobile devices in use today. In addition, by providing standards-based platforms, we enable application developers to create products and services based on our software.

Focusing on the wireless carrier. The core of our business model is selling our software to wireless carriers who can build their mobile data product offerings on our platform. Our goal is to develop relationships with carriers, like the one with Cingular, to use our software as the foundation for enterprise mobile application development across the carriers' network. Carriers need to be able to provide their enterprise customers with compelling reasons to increase mobile usage in order to increase carrier revenue. Voice is quickly becoming a commodity sold on price. To generate a return on the billions of dollars spent to date on building 2.5 G networks, mobile carriers must develop additional revenue streams. Enabling cutting-edge data applications is a key component of most carriers' growth plans.

With the integration of Mobile Server+ and AirBoss platforms, we are uniquely qualified to enable wireless carriers to deliver on the promise of always-on mobile applications over today's 2G and 2.5G networks. Our software enables easy migration of existing corporate Intranet solutions to the wireless Web and the rapid development of new applications to support the mobile enterprise. Our relationship with Cingular Interactive is a model for our business going forward: working with carriers to reach the enterprise, partnering with solution providers and building developer communities to facilitate the adoption of our software.

Building a scalable business model. Carriers have millions of users. We license our software to carriers for a one-time server license fee, then receive additional seat license fees for each end-user that is enabled to access applications based on our platform. Our revenues grow as the carriers roll out, and their users adopt, enhanced data services. We also receive annual upgrade and maintenance fees based on the initial and additional server and client licenses. Our model can scale rapidly with only a few successful carrier customers.

Building an "ecosystem" of technology partners, resellers and developers. A key corporate initiative in fiscal year 2001 was the launching of our Mobile Business Alliance program targeting industry-leading technology companies, resellers and developers to build a larger "ecosystem' or network of companies involved with Geoworks at many points in the value chain. The program is divided into two parts, a Solution Partner program and a Developer program.

Solution Partners: By partnering with companies seeking to expand their existing data solutions and offer their customers new wireless solutions by reselling our products and/or participating in co-marketing programs, we can significantly expand our reach. We intend to actively pursue additional relationships with wireless carriers, Independent Software Vendors (ISVs), Value Added Resellers
(VARs), Systems Integrators (SIs), consulting organizations, application service providers (ASPs) and distributors to expand the distribution of our products and services. We believe that developing and maintaining these relationships will encourage wider adoption of our software and increase brand awareness. Our solution partners include SAIC, Telcordia Technologies and Toshiba. In addition, we have relationships with strategic technology companies including Cingular Wireless, Hewlett Packard, Maptuit, Nuance, Openwave and US. Wireless.

Developer Program: We are committed to building a community of software programmers focused on developing additional applications for Geoworks' integrated software solution. Such a community can provide users with both ready-made applications and a base of developers with the knowledge to support custom application development. The rollout of the Cingular Wireless Developer Program based on the AirBoss Application Platform was an important early step in this process. Building a critical mass of developers focused on our platform will encourage additional mobile carriers to adopt our platform (just as additional mobile carriers adopting our platform will encourage new developers). It will also facilitate enterprise adoption of our software. Key components of our program to encourage developers to focus on Geoworks products include: providing comprehensive development tools which include product documentation, debugging tools and easy-to-use APIs based on industry standards; and providing developers with the infrastructure to evaluate, develop, deploy and support wireless applications.

Apply the expertise we gain through professional services to ongoing product development. We provide comprehensive software development and technical services for wireless projects for leading electronics and mobile phone manufacturers and cellular carriers such as Nokia and Mitsubishi. The expertise we gain working with next generation devices, operating systems and carrier technology, can be applied to the ongoing development of our own software products. In addition, by working closely with industry leaders, we gain a clearer understanding of the direction of both technology and market trends.

Operations

     Engineering and Product Development

One of our most important resources is our engineering staff of 81, as of June 20, 2001, including wireless systems engineers, software engineers who specialize in developing applications for handheld devices and engineers who specialize in systems integration, quality assurance and testing. Our engineering department provides core product development, customization, deployment and maintenance services to our current customers, engineering support for our sales effort and professional services consulting. Innovation drives our industry and is the source of compelling new products and services. We intend to continue our research and development in order to increase product efficiency, to enhance and develop new and existing products and services, and to support new industry standards as they emerge.

     Sales and Marketing

As of June 20, 2001, we had 28 sales, marketing and business development professionals. Our senior executives also spend a considerable amount of time developing potential customer relationships and selling and promoting our products and services.

We focus on selling our software products to and through wireless carriers. Once a carrier has decided to provide data services based on our software platforms, we then work together to sell those services out into its base of enterprise customers. We do this through joint selling activities with their sales teams including coordinated lead generation and joint sales calls. We also establish routine training programs insuring that the carrier's sales organization can properly communicate the capabilities and benefits the application development platform can provide.

Through networking, trade shows events and business development partner relationships we also have access to enterprises directly. The sales organization manages these leads through a well-documented qualification and sales process. Our goal is to properly evaluate the opportunity and match channel partners that will ensure a successful sale. Our first priority is to channel these enterprise accounts through our carrier relationships. But, when the enterprise has the need to host the software behind their firewall, the Geoworks sales team will introduce other partners like System Integrators, Independent Software Vendors or Value Added Resellers.

We market our products and services through active public relations, attendance and exhibition at industry events, and some direct marketing programs. Members of our executive management speak at major industry events, trade association meetings and exhibitions, and make presentations to industry analysts. We also leverage the experience and market presence of our business partners.

     Intellectual Property

Our intellectual property assets are important to the success of our business. We regard our software and development methods as proprietary and rely upon a combination of patent, copyright, trademark and trade secret laws, employee and third-party non-disclosure agreements, and license agreements, to establish and protect proprietary rights in our products and methods. We have patents issued in the United States, Canada, Japan, Taiwan, Korea, Indonesia, Singapore, Germany, France, and by the European Patent Office. We have patent applications pending in the United States, the United Kingdom, other European countries, and Japan.

In January 2000, we initiated an intellectual property rights (IPR) licensing program for our patented flexible user interface technology (Flex UI) based on our belief that WAP-compliant or WAP-enabled products use the technology. In doing so, we followed industry standards for technology licensing and specific protocols required by our membership in the WAP Forum. We can license the technology only for the remaining life of the patent that expires in July 2011. Our standard IPR licensing agreement lasts for three years.

Through June 2001, we have licensed the Flex UI patent to twenty companies, including Ericsson, Matsushita, Mitsubishi, NEC, Openwave and Toshiba. We are actively negotiating with a number of other companies and have provided information about our licensing initiative to many potential licensee companies who may wish to license the Flex UI technology.

License revenues from intellectual property are not a significant part of our business plan, generating revenue of $529,000 in fiscal year 2001. However, we intend to continue to pursue our IPR licensing program, as it provides us with a number of benefits. It opens the door to developing relationships with key technology providers and potential customers worldwide. It gains us access to technology developed by others through cross-licensing. It provides high-margin revenue. Finally, it provides the mechanism to license additional intellectual property we have developed as appropriate.

Competition

The market for our software and services is becoming increasingly competitive. We believe our software platforms provide the innovative functionality, compliance with industry standards, and robust and scalable architecture desired by our target customers at a competitive price. However, the widespread adoption of industry standards may make it easier for new market entrants to offer some or all of the products we offer and may make it easier for existing competitors to introduce products they do not now provide, or improve the quality of their products. We expect that we will compete primarily on the basis of reliability, functionality, scalability, ease of integration, quality, price and experience.

Our current and potential competitors include:

o Wireless Data Software and Service providers such as Aether Systems, Brience, Broadbeam, Everypath, Openwave, PumaTech, 7/24 Solutions and Wysdom;

o Wireless content aggregators such as Avantgo, GoAmerica, Infospace, and i3 Mobile. In addition, several Internet portals are beginning to provide their content and services to mobile device customers; and

o Diversified technology companies seeking to capitalize on the developing market for wireless applications including IBM, Microsoft, Oracle and Sun Microsystems.

Competition in these market segments is intense and is expected to increase as more companies enter alliances and launch products and services. Many of our competitors have greater financial, technical and marketing resources to address the market. Nevertheless, we believe we offer distinct features, performance levels, and superior, reliable mobile software and services that will enable us to compete in this market. Further, few companies can match the experience we have gained through the development, implementation and management of mobile data networks for the most demanding types of applications.

Employees

As of June 20, 2001, we had 158 employees, of whom 81 were employed in engineering, professional services and research and development, 28 in sales, marketing and business development, and 49 in legal, finance and administration. None of our employees is represented by a labor union or subject to a collective bargaining agreement, and we have not had a work stoppage from any labor grievance or strike. We strive to attract and retain qualified personnel by offering competitive compensation, benefits, equity participation and good working conditions. Our success depends on the continued service of our key management, technical, sales, and marketing personnel, and on our ability to continue to attract and retain highly qualified employees.

Risk Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses: We have a history of losses and expect losses in the future.

Since we were formed in 1983, we have incurred significant losses, and suffered substantial negative operating cash flow. As of March 31, 2001, we had an accumulated deficit of approximately $111.1 million. We incurred operating losses of approximately $21.8 million, $5.2 million and $16.3 million in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. We expect to continue to incur losses for at least the next fiscal year, and it is unclear when, if ever, we will be profitable.

Adequacy of Capital Resources to Execute Business Plan: We expect to require future additional funding to execute our business plan.

Our future liquidity and capital requirements will depend on numerous factors including revenue from operations, working capital requirements, our investment in product development, and sales and marketing activities, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have relied on the sale of stock to finance our operations. If we need additional financing to execute our business plan, there can be no assurance that it will be available or that, if available, on terms acceptable to us. If we issue additional equity securities, the ownership percentage of existing stockholders will be reduced. If adequate funds are not available, we may be required to significantly scale back our operations and forego market or research opportunities. We expect that the cash we receive from revenues and our cash and marketable securities on hand will be sufficient to meet our operating working capital and capital expenditures needs through the end of fiscal year 2002.

Dependence on the Development of the Market for Mobile Data Software: Our long-term success is dependent on the development of the market for mobile data software and services.

The market for mobile data software is still emerging and continued growth in demand for mobile data applications remains uncertain. The successful, practical and effective distribution of content and services to mobile devices depends on many factors including the deployment and availability of appropriate network infrastructure and the development and availability of appropriate mobile devices for data applications. We cannot assure you that demand for mobile data applications will continue to grow, or that our technology will be suitable for the distribution infrastructure as it develops. If the market for our products and services does not grow, or grows more slowly than we currently anticipate, our expected financial performance will be adversely affected.

Competition in Mobile Data Software and Services: We are seeing increasing competition in the mobile data software and services sector that could harm our ability to increase sales or impact the prices we can charge.

We face growing competition from both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the market for mobile data software. These companies include Aether Systems, Avantgo, Brience, Broadbeam, Everypath, GoAmerica, IBM, Infospace, i3 Mobile, Microsoft, Openwave, Oracle, PumaTech, 7/24 Solutions, Sun Microsystems and Wysdom. Many of our current and potential competitors have greater financial, technical, marketing and distribution resources than we do. In addition, they may have a larger market presence, more widely deployed wireless server technology and greater client development resources than Geoworks. Our business could be seriously impacted if competitors announce new products, features, technologies or services that contribute to customers deferring purchase of our software or services or competitors introducing products or services that replace or shorten the life cycle of our existing offerings. We cannot assure you that we will be able to compete effectively with current and future competitors or that competitive pressures will not cause our revenues or income to decline or otherwise harm our business, operating results and financial condition.

Risks of Rapid Technological Change: If we do not respond effectively and on a timely basis to rapid technological change, our products and services may become obsolete.

The wireless, software and data communications industries are characterized by rapidly changing technologies, evolving industry standards, developing customer needs and increasing competition. New product and service introductions are frequent. To remain competitive, we must continuously develop new products and services and adapt our software to function on new devices and operating systems designed by other companies. The development of software and services such as ours can be difficult, time-consuming and costly.

Because of the short product life cycles and intense competition expected in wireless data applications, the timeliness of new product and service introductions can be critical. We cannot assure you that we will be able to develop, introduce and ship new products or services rapidly enough. Delays or difficulties associated with developing or introducing new products or services could have a material adverse effect on our business, operating results and financial condition. Our business could be seriously impacted if we fail to anticipate technological trends or evolving industry standards, or to adapt our software and services to these trends and standards.

Dependence on Limited Number of Revenue Generating Customers: Because we currently derive a significant portion of our revenue from a few key customers, the loss of any one of them would harm our business.

For the fiscal years 2001, 2000 and 1999, three customers in each year accounted for 78%, 88% and 90% of our total net revenues, respectively. We expect that our dependence on a small number of customers will continue as we focus on gaining wireless carriers as customers. If any of our customers discontinue or reduce their relationship with us, it would have a material adverse impact on our business, operating results and financial condition. We cannot assure you that we will be able to sustain these relationships and derive comparable revenues from them in the future.

Need to Build a Developer Community: Our success is dependent on building a developer community around our software platforms.

To date, we have developed almost all of the applications running on Mobile Server+ and the AirBoss Application Platform. We need to build a community of software programmers focused on developing additional applications for these platforms to encourage mobile carriers to adopt our platform, to facilitate enterprise adoption of our platforms and to drive future revenue growth. We have taken several steps to build a developer community including: providing comprehensive development tools which include product documentation, debugging tools and easy-to-use APIs based on industry standards; launching our Mobile Business Alliance program which provides developers with the infrastructure to evaluate, develop, deploy and support wireless applications; and rolling out our developer program to the Cingular developer community in May 2001. However, there is no guarantee that we will be successful in developing this community and the development of this community may not result in increased revenues. If we invest resources in building a developer community and our revenues do not increase correspondingly, our financial performance and condition would be materially and adversely affected.

Need to Expand Indirect Distribution: Our success is dependent on creating indirect channel distribution partnerships.

To date, we have had a small direct sales force and few indirect channel distribution partners. Future revenue growth will depend on the success of our direct sales force in developing carrier and large enterprise relationships and in building relationships with Independent Software Vendors, Value Added Resellers, Systems Integrators, consulting organizations, Application Service Providers and distributors to expand our reach. We are focused on expanding our indirect channel relationships via our Mobile Business Alliance program.
However, there is no guarantee that we will be successful. And, even if we succeed in these endeavors, it still may not increase our revenue. If we invest resources in building our indirect sales capabilities and our revenues do not increase correspondingly, our financial performance and condition would be materially and adversely affected.

The Importance of Carrier Relationships: Much of our future success will depend on the acceptance of our products and services by wireless carriers and their subscribers.

Developing relationships with carriers is a key component of our business model because a single carrier can represent millions of subscribers with the potential to generate significant license and maintenance revenue. There are approximately 600 wireless carriers worldwide, a relatively small number of potential customers. To date, only one carrier, Cingular Interactive, has purchased our AirBoss Application Platform. We cannot assure you that Cingular Interactive or additional carriers will deploy our technology or that large number of carrier-affiliated subscribers will use the services based on our platform.

Future Revenue Uncertain Because our Historical Revenue Came from Different Products and Non-recurring Sources: Because we recently changed our business model and product and service offerings, it is difficult for us to forecast the level or source of our revenues and earnings accurately.

Mobile data software, the AirBoss Application Platform and Mobile Server+, and related services accounted for less than 40% of our total revenue in fiscal year 2001. Legacy product revenues, including licensing and royalty revenue from our handset operating system and other products, professional services, IPR licensing, and non-recurring revenue accounted for the remainder. We expect revenue from legacy royalties and professional services revenue relating to customer-support of our legacy products to continue to decline over the course of the next year. Consequently, period-to-period comparisons of our operating results may not be meaningful, and you should not rely upon them as an indication of future performance.

Ability to Capitalize on Intellectual Property Rights and Patent Portfolio: Our intellectual property could be misappropriated, which could force us to become involved in expensive and time-consuming litigation.

We seek to protect our proprietary software and written materials under trade secret, patent and copyright laws, which afford only limited protection. Furthermore, others may develop technologies that are similar or superior to our technology or design around any patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our software or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries do not ensure that our means of protecting our proprietary rights in the United States or abroad will be adequate.

For example, on January 19, 2000, we announced to the WAP Forum and its members that we hold essential Intellectual Property Rights for the Wireless Application Protocol and the Wireless Markup Language (WML) specification (collectively the "WAP Specification"). We also announced that we believe our patents for flexible user interface technology (U.S. Patent No. 5,327,529 and Japanese Patent No. 2,794,339) are potentially implicated by products and services based on the WAP Specification and placed into the stream of commerce in the United States and Japan. Simultaneously, we announced our comprehensive licensing program to make our technology available to WAP Forum members, non-members, and other industry participants.

On April 25, 2000, Openwave, formerly Phone.com, filed a complaint for declaratory relief in the US District in San Francisco alleging that Geoworks' Flex UI patent was invalid and unenforceable. We replied to the complaint and filed a counterclaim for infringement of the patent on June 13, 2000. On September 8, 2000 we also filed a complaint with the US International Trade Commission (ITC) against Openwave and two of its customers alleging infringement of its patent; on September 29, 2000 Geoworks supplemented its initial complaint. On October 4, 2000 the ITC issued a Notice of Investigation based on the complaint. On December 28, 2000, Geoworks and OpenWave announced an agreement to settle the patent dispute by entering into a royalty-free patent cross-license. The companies requested dismissal of their patent litigation in federal district court and the ITC investigation.

Through June, 2001, we have licensed the Flex UI patent to twenty companies, including Toshiba, Ericsson, NEC, Openwave, Mitsubishi Electric Corporation, and Matsushita Electric Industrial Co. Ltd. While IPR license revenues are not a significant part of our business plan, we intend to continue to pursue our licensing program. Due to the relative immaturity of the WAP market and the complex legal and technical issues potential licensees must analyze in preparing to enter a licensing agreement with us, we cannot predict the future revenue impact. In addition, we do not know whether potential licensees will agree to sign license agreements or whether it will be necessary for us to pursue appropriate legal remedies and incur significant related expenses, as was necessary in connection with Openwave Systems, Inc.

Our Products may Infringe the Intellectual Property Rights of Others: If third parties claim we have infringed their intellectual property rights, we may be forced to pay for expensive licenses, reengineer our product, engage in expensive and time-consuming litigation, or stop marketing our products.

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches. There are a large number of patents in many areas that may apply to our software and we believe there are a large number of pending patent applications, which are not disclosed until a patent is issued, which may apply to our software. Therefore, it is possible we may be subject to a claim of infringement in the future. Any such claim, regardless of merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and/or cause product delays. In addition, if any such claim was successful, we could be required to discontinue using or selling the infringing software, develop alternative technology or obtain licenses to the alleged infringing technology. We may be unable to develop alternative technologies and a licensing agreement may not be available on acceptable terms, if at all. Moreover, we incorporate software licenses from third parties into our products, and if we lose these licenses, our sales could be disrupted

Acquisitions may Disrupt our Business: Acquisitions could result in dilution, operating difficulties and other harmful consequences.

We may merge with or acquire technologies or companies in the future that we believe complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Entering into any business combination entails a number of risks, any of which could be harmful to our business. These include: the possibility that we pay more than the acquired business is worth; the difficulty of integrating the operations and personnel of the acquired business into ours; the potential product liability associated with the sale of the acquired business' products; the potential disruption of our ongoing business; the distraction of management from our business; the inability of management to maximize our financial and strategic position; the difficulty of integrating each company's accounting, management information, human resource and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented; and the impairment of relationships with employees and customers.

We have limited experience acquiring businesses, and we cannot assure you that we will identify appropriate targets, will be able to acquire such businesses on favorable terms, or will be able to integrate such organizations into our business successfully. Further, the financial consequences of our acquisitions and investments may include potentially dilutive issuances of equity securities, one-time write-offs, amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could have a material adverse effect on our business, financial condition and results of operations.

In July 2000, we acquired the AirBoss business unit of Telcordia Technologies, Inc., a software and wireless technology services business. We have completed much of the integration of the AirBoss products, services, technologies and personnel. However, if we are unable to complete the integration process and to create new or enhanced services based on the integrated product offering and operations, we may not achieve the anticipated benefits from our acquisition of AirBoss.

Fluctuations in Operating Results: Our quarterly and annual operating results are subject to significant fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly due to a number of factors, some of which are outside of our control. Risks include, but are not limited to:

o the success of the our efforts to integrate the Mobile Server + and the AirBoss Application products;

o    our ability to sign new carrier and enterprise customers;

o    our ability to continue to develop new and compelling services;

o    our concentrated target market;

o    the long sales cycle for our products;

o    the timing of revenue recognition based on financial accounting principles;

o the substantial effect on total revenues from the gain or loss of business from each incremental customer;

o the extent to which we can negotiate and subsequently earn fees for professional services;

o the timing and extent of our expenses for research and development, and sales and marketing;

o    our ability to manage our costs effectively;

o    the development of attractive wireless applications by third parties; and

o    actions by our competitors.

Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in revenue levels can cause significant variations in operating results quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for an unexpected revenue shortfall, we would expect our operating performance to be negatively affected. If our operating results will be below public expectations, we would expect to experience an immediate and significant decline in the market price of our common stock.

In addition, our results may be affected by seasonal and other fluctuations in demand for mobile communications devices and for related software products and services, as well as by the general state of the domestic, Japanese, European and global economies. Because of the recent economic downturn, many of our current and prospective customers may elect to delay or postpone investment in wireless data applications, which could materially impact our revenue, operating performance and financial condition. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

International Operations: We have derived most of our revenue from international operations in each of the last three fiscal years and there are many risks associated with these operations.

International operations accounted for 78%, 94% and 94% of total revenues in fiscal years 2001, 2000 and 1999, respectively. We anticipate that international revenue will continue to represent a significant portion of our future revenue. International revenue is subject to inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. We earn a substantial portion of our revenue from customers in Europe and Japan and view these regions as strategic to our business objectives. Economic difficulties within these regions could have a material adverse effect on our ability to generate revenue from our international customers. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers.

Risk of Software Defects: Our software may contain defects or errors that could delay shipments, harm our reputation, or increase costs.

Our software is complex and must operate across a broad variety of operating systems, devices and connectivity options. And, it must meet the stringent requirements of our customers. We must develop our software and service products quickly to keep pace with the rapidly evolving mobile data market. Despite rigorous testing, software this complex is likely to contain undetected errors or defects, particularly when first introduced or when new versions are released. Such errors or defects may result in the rejection of our product, damage to our reputation, lost revenue, diverted development resources and increased service and support costs, any of which could harm our business.

Dependence on Key Personnel: Our success depends in large part on the continued service of our key technical, marketing, sales, administrative and management personnel, and on our ability to attract and retain qualified employees.

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

Volatility of Stock Price: Our stock price may be volatile, like that of many companies in the Internet and telecommunications software industries, exposing us to expensive and time-consuming securities class action litigation.

Our stock price has experienced significant volatility to date. We expect that the market price of our common stock will fluctuate in the future as a result of variations in our quarterly operating performance. In addition, our common stock price is volatile because it is associated with Internet, telecommunications and technology stocks, in general, and because volume is usually limited. As a result, there are many factors that may affect our stock price unrelated to our specific performance, including substantial sales by one of our larger shareholders. Also if our revenues or results of operations do not meet the levels expected by securities analysts, the trading price of our common stock could decrease significantly.

Item 2. PROPERTIES

Our corporate headquarters are located in Alameda, California, in approximately 40,000 square feet of office space under a lease that expires in January 2005. We have a facility in Macclesfield, England, in 7,000 square feet of office space under a lease that expires in 2006. We have also leased a small office in Tokyo, Japan.

In connection with the AirBoss acquisition we assumed a lease of approximately 6,240 square feet of office space in the Telcordia facilities in Red Bank, Piscataway, and Morristown, New Jersey. In July 2001, the existing New Jersey leases will terminate and we will move into a new approximately 20,000 square foot facility in Morganville, New Jersey. This lease will expire in 2011. We believe that our existing facilities will be adequate to meet our needs in fiscal year 2002 and that additional space will be available if needed.

Item 3. LEGAL PROCEEDINGS

We are not involved in any material litigation. On April 25, 2000, Openwave Systems Inc., formally Phone.com filed a declaratory relief complaint alleging that our Flex UI patent is invalid and unenforceable. On June 15, 2000, we filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit sought to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on our Flexible User Interface patent. On September 8, 2000 we filed a complaint with the U.S. International Trade Commission (the "ITC") against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com's microbrowsers. One month later, the ITC announced it had accepted our complaint and initiated an investigation into this matter.

On December 28, 2000, we announced an agreement between Openwave Systems Inc., to settle our patent dispute by entering into a royalty-free patent cross-license, and the companies have dismissed their patent litigation in federal district court and in the ITC.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2001.

Item 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The members of the Board of Directors and executive officers of the Company are as follows:

      Name               Age                 Position
      ----               ---                 --------

David Neylon             53      Chairman of the Board of Directors
John B. Balousek         56      Director
Kevin P. Fitzgerald      44      Director
Andrew Cole              34      Director
Stephen T. Baker         43      Director
David L. Grannan         37      President and Chief Executive Officer, Director
Dave M. Pepe             44      Senior Vice President, Mobile Products and
                                 Services
Timothy J. Toppin        41      Vice President and Chief Financial Officer
Christopher A. Waldo     43      Vice President, Sales

Mr. Neylon joined the Board of Directors in January 2000. He was appointed Chairman of the Board of Directors in April 2000. Mr. Neylon was previously with LookSmart, Ltd., a leading Internet search and directory company, where he served as Chief Operating Officer from November 1998 to September 1999. Mr. Neylon was Senior Vice President of WorldPlay Entertainment from 1995 to 1998. Mr. Neylon was with AT&T from 1987 to 1995 in a variety of management assignments. He was Vice President of ImagiNation Network, a subsidiary of AT&T and the predecessor of WorldPlay Entertainment from 1993 to 1995. Mr. Neylon's other positions with AT&T included product management assignments at AT&T's Computer Systems Division, strategic planning for AT&T's Consumer Products Division, and in emerging technology ventures for AT&T's Easylink Systems. Mr. Neylon holds a BA degree from Drew University and an MBA from Rutgers University.

Mr. Balousek joined the Board of Directors in December 1998. Mr. Balousek was Executive Vice President and a Founder of PhotoAlley.com, a San Francisco-based start-up company providing electronic commerce services from 1998 through 1999. In 1996 Mr. Balousek was named Chairman and Chief Executive Officer of True North Technologies, the digital and interactive services company of Foote, Cone & Belding Communications (FCB), an agency network of parent company True North Communications. Mr. Balousek joined the San Francisco office of FCB, one of the nation's leading advertising agencies, in 1979 and was named general manager of the office in 1986. Mr. Balousek was named President of FCB West and a director of the firm in 1989, and was named President and Chief Operating Officer of the $5 billion agency in 1991. Prior to joining FCB, Mr. Balousek was in brand management at Procter & Gamble. In addition to Geoworks, he currently serves as a Director of Aptimus.com, and Micron Electronics Corp., both publicly-held companies, and Encirq Corp., Emmperative Inc , and EDB Holdings, all privately held companies. Mr. Balousek holds a BA degree from Creighton University and a Master's degree from Northwestern University.

Mr. Fitzgerald joined the Board of Directors in December 1999. From Oct. 2000 to May 2001, Mr. Fitzgerald was the President, CEO & Director of Globaltron Communications. From May 1995 to June 2000, Mr. Fitzgerald served as President, Chief Executive Officer, and director of Neff Corporation, one of the largest equipment rental companies in the United States. Prior to May 1995, Mr. Fitzgerald was a senior vice president of Houlihan Lokey, Howard & Zukin, an investment-banking firm. Mr. Fitzgerald currently serves as a director of TeleServices Group, a privately held company and is a partner with Apogee Capital, an investment firm. Mr. Fitzgerald holds a BS in Electrical Engineering from Carnegie Mellon University, and an MBA from Fordham University.

Mr. Cole joined the Board of Directors in April 2000. Mr. Cole is a Vice President and head of the Global Wireless Practice of ADVENTIS Corp, a leading international consulting firm specializing in wireless and telecommunications markets. Mr. Cole has been with ADVENTIS since 1995. Mr. Cole was the Director of Wireless Consulting Services at EMI Strategic, a Boston based strategic marketing firm from 1993 to 1995. From 1991 to 1993, Mr. Cole held cross-continental positions at the LEK Partnership, a strategy consulting firm based in the United Kingdom. Mr. Cole holds a Masters Degree in Business from Oxford University and an Undergraduate Degree in Geography, Economics and Statistics from Bristol University in England.

Mr. Baker joined the Company in October 1998 as Vice President and Chief Financial Officer and was promoted to President and Chief Operating Officer in September 2000. In June 2001 he stepped down from a management role with the Company while continuing to serve on the Board of Directors. He was appointed to the Board of Directors in October 1999. From 1996 to 1998, he was Vice President, Finance and Controller, for the Service Provider Messaging Group at Lucent Technologies having started with Octel Communications prior to its acquisition by Lucent. From 1995 to 1996, Mr. Baker was the CFO for the Software Systems Group of Bell Communications Research. From 1993 to 1995 he was Controller at Novell after the acquisition of Unix System Laboratories (USL). At Unix System Laboratories, a worldwide software company, Mr. Baker was CFO from 1989 to 1993. Mr. Baker has also held a number of financial management and operational positions with AT&T Corporation from 1981 through 1989. He holds a BA from the University of Pennsylvania and an MBA from the Columbia University Graduate School of Business.

Mr. Grannan joined the Company in March 1998 as Vice President, Marketing and Business Development. The Board of Directors appointed Mr. Grannan as President, Chief Executive Officer, and a Director in January 1999. Prior to joining the Company, Mr. Grannan was an Area Vice President at Sprint PCS from June 1997 to March 1998. Prior to his position at Sprint PCS, Mr. Grannan worked at Andersen Consulting in the Communications Industry Group from May 1994 to June 1997, where he provided strategic services for many organizations. Mr. Grannan began his career as a Data Communications Officer in the United States Marine Corps. He holds a BA from Indiana University and received his MBA from the University of California, Berkeley.

Mr. Pepe joined the Company in July 2000 after the acquisition of AirBoss from Telcordia Technologies Inc. as Vice President, Mobile Products. He was promoted to Senior Vice President, Mobile Products and Services in June 2001. Mr. Pepe has more than 20 years of telecommunications industry experience within both business and technical disciplines at RCA, Panasonic, and Ericsson, prior to joining

Telcordia Technologies in 1987. Mr. Pepe has spent 15 years in the area of wireless communications, beginning with the industry's pioneer in wireless data communications efforts in alphanumeric paging. While working for Ericsson Radio Systems, Mr. Pepe was responsible for establishing Ericsson as the premier supplier of cellular systems in the United States. In 1987, Mr. Pepe joined Telcordia Technologies providing market and business planning for wireless local loop technologies for voice and data communications to the Regional Bell Operating Companies. He established a Wireless Business Unit responsible for software solution development of wireless voice and data products within the evolving Wireless Intelligent Network (WIN) infrastructure and has been awarded three patents in the area of wireless data and messaging. Mr. Pepe holds a B.S.E.E. from Fairleigh Dickinson University (microprocessor and system design) and pursued graduate studies at Wharton and Fairleigh Dickinson University (finance and marketing).

Mr.Toppin joined the Company in March 1999 as Controller and was promoted to Vice President and Chief Financial Officer in September 2000. He has served as the Company's Secretary since June 2000. Prior to Geoworks, Mr. Toppin was with Digital Generation Systems, Inc. as Controller from April 1996 to December 1998 and as Planning and Accounting Manager from February 1995 through March 1996. From 1987 to 1995, Mr. Toppin held a number of financial management positions at BEI Electronics, Inc., and it's subsidiary, Zinnanti Surgical Instruments. Mr. Toppin was with the public accounting firm of Deloitte Haskins & Sells from 1983 to 1987. He holds a B.S. degree in business administration from the University of California at Berkeley, and is a Certified Public Accountant in the state of California.

Mr. Waldo joined the Company in May 2000 as Vice President, Sales. Before joining Geoworks, Mr. Waldo was the Area Director of National Sales for Sprint PCS from January 1997 to May 2000. Mr. Waldo previously was Director of Sales for Cellular One in the San Francisco Bay Area from September 1994 to December 1996. From May 1992 to September 1994, Waldo was Corporate Sales Manager for Cellular One. Mr. Waldo began his sales career with IBM in 1987 prior to joining Responsive Software Solutions, an IBM Business Partner in 1989, and Cellular One as a Key Account Executive in November 1990. Mr. Waldo has a BS and BA in Economics from the University of Missouri.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS

Changes in Common Stock Market Value

Our Common Stock trades on the Nasdaq National Market under the symbol "GWRX." The following table sets forth the high and low last reported sales prices for our Common Stock as reported by the Nasdaq National Market for the quarters indicated:

                                                   High             Low
             For the quarter ended:
             ----------------------
                  March 31, 2001                  $ 5.09          $ 1.17
                  December 31, 2000                 7.06            1.22
                  September 30, 2000               16.19            7.38
                  June 30, 2000                    25.75            9.00

             Fiscal 2000
             -----------
                  March 31, 2000                 $ 51.75         $ 14.06
                  December 31, 1999                16.75            2.38
                  September 30, 1999                3.56            2.06
                  June 30, 1999                     3.69            2.25


Registered Holders

As of June 4, 2001, there were 240 registered holders of record of our Common Stock and approximately 19,830 beneficial holders of our Common Stock. We have never declared or paid any cash dividends on our common stock. Since we currently intend to retain all future earnings to finance future growth, we do not anticipate paying any cash dividends in the foreseeable future.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Report on Form 10-K.


Condensed Consolidated Statements of Operations Data:
(in thousands, except per share data)

                                                                                    Year ended March 31
                                                                   2001         2000         1999         1998         1997
Total net revenues                                             $ 16,565     $ 12,139     $  8,782     $ 12,917     $ 11,096

Operating expenses:
   Cost of services                                               6,735        4,919          867          155          624
   Sales and marketing                                            8,607        5,577        4,951        6,613        7,108
   Research and development                                       9,202        4,100       13,810       18,543       13,698
   General and administrative                                     7,079        3,338        3,634        3,596        3,708
   Amortization of goodwill and other intangible assets           5,410           --           --           --           --
   Purchased in-process research and development                  1,378           --           --           --           --
   Restructuring charges (reversal)                                  --         (589)       1,790           --           --
   Cost of merger                                                    --           --           --           --        1,450
                                                                                                                   --------
Total operating expenses                                         38,411       17,345       25,052       28,907       26,588
                                                                                                                   --------
Operating loss                                                  (21,846)      (5,206)     (16,270)     (15,990)     (15,492)

Other income (expense):
   Other income                                                     265        4,049           --           --           --
   Interest income                                                  840          646          612        1,427        2,324
   Interest expense                                                  (4)         (10)         (31)        (158)        (244)
                                                               ------------------------------------------------------------
Total other income, net                                           1,101        4,685          581        1,269        2,080
                                                               ------------------------------------------------------------
Loss before income taxes                                        (20,745)        (521)     (15,689)     (14,721)     (13,412)
Provision for income taxes                                          313          452          149          148           64
                                                               ------------------------------------------------------------
Net loss                                                       $(21,058)    $   (973)    $(15,838)    $(14,869)    $(13,476)
                                                               ============================================================

Net loss per share- basic and diluted                          $  (0.99)    $  (0.05)    $  (0.97)    $  (0.95)    $  (0.88)
                                                               ============================================================
Shares used per share computation                                21,190       17,866       16,260       15,687       15,234
                                                               ============================================================

Consolidated Balance Sheet Data:
(in thousands)

                                                                            March 31
                                                 2001           2000           1999           1998           1997
Cash and cash equivalents                   $  13,713      $  17,204      $  13,715      $  19,981      $  36,820

Working capital                                10,616         14,286         12,379         20,095         33,626

Total assets                                   56,263         41,459         18,183         27,463         41,868

Deferred revenue                                1,128          1,629          1,498            778          1,919

Long-term obligations, net of
   current portion                                128             --             --            231            739

Accumulated deficit                          (111,110)       (90,052)       (89,079)       (73,241)       (58,372)

Stockholders' equity                           49,731         36,632         13,374         23,392         36,553

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Our company is a leading provider of carrier-class mobile Internet infrastructure sofware, enabling personalized, real-time access to corporate and Internet data. Our business model is built around the licensing of our software platforms for mobile solutions, the Geoworks AirBoss Application Platform and MobileServer+, to wireless carriers and enterprises around the world. We also provide professional services consulting related to technologies we previously developed, as well as the development of new technologies supporting mobile communications.

Our financial performance and financial condition over the last few years have been significantly affected by a number of strategic business decisions.

From our IPO in 1994 through early 1999, we were focused on developing and selling wireless operating systems for smart phones and PDAs. Our customers were large mobile phone manufacturers who paid us research and development fees to develop software and agreed to pay us royalties based on the number of phones they shipped with our operating system. This market did not develop as rapidly as expected and we did not generate significant royalty revenue.

In mid-1998, several of the world's largest handset makers including Nokia, Motorola, Ericsson and Matsushita, representing over half of our target market, created a joint venture to develop their own mobile operating system. Therefore, in response to the slow growth in the market, the increased competition and the loss of key Original Equipment Manufacturers, ("OEM") targets, we shifted our focus to the development of mobile server software for m-commerce and information services.

This refocusing of our business strategy affected our reported performance and business model in both fiscal years 1999 and 2000. In the second quarter of fiscal year 1999, we began changing the nature of our contractual arrangements with customers for engineering services from OEM funded research to a professional services consulting basis. This is reflected in the growth in professional services revenue over the period, and reduced both the risk and reward of being dependent on the collection of product royalty revenues based on potential shipments of our OEM customers.

In the fourth quarter of fiscal year 1999, we discontinued development of our smart phone operating system and sold the source code, on a non-exclusive basis, to one of our major OEM customers who we continue to support through a professional service consulting agreement. In connection with that effort, we significantly reduced headcount and recorded a restructuring charge to bring our ongoing expense levels down sharply to be in line with our business plan to provide mobile software for e-commerce and information services.

The shift in revenue from research and development fees to professional services continued in fiscal year 2000, as we grew the volume of engineering consulting services provided to our customers during the year. Consistent with our business plan, most of our research and development and sales and marketing efforts were targeted at our mobile software and services offerings.

In July 2000, we strengthened our product and service offering by acquiring the AirBoss Application Platform and the Airboss Business Unit from Telcordia , as discussed below. This acquisition was important to fiscal year 2001 revenues, as new mobile software revenues more than offset the expected decline in royalty and source code revenues from legacy products.

In June 2001, we announced a reorganization intended to strengthen our competitive position by accelerating the integration of our two software products, the AirBoss Application Platform and Mobile Server+, streamlining our organization and exiting the Mobile ASP market. Given current market conditions and our available resources, we believe this is the best way to focus our resources on the areas of greatest potential while reducing operating expenses. As a result of the reorganization, we reduced our workforce by approximately 22%, or 43 employees, and will implement other cost cutting measures that management anticipates will save approximately $2.0 million in expenses per quarter going forward. We expect to incur approximately $3.0 million in restructuring and exit charges in our quarter ending June 30, 2001.

Acquisition of AirBoss

On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia, considting of of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss").

Effective as of the closing of the acquisition, we established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to, and assumed by us as part of the acquisition. In connection with the acquisition, Telcordia terminated the employment of twenty-five individuals, who were then immediately hired by us.

Results of Operations

Net Revenues

                                          Year Ended             Change              Year Ended             Change
                                       -----------------   ------------------     -----------------   ------------------
                                      March 31,  March 31,                       March 31,  March 31,
                                         2001      2000       $          %          2000      1999       $          %
                                       -------   -------   -------    -------     -------   -------   -------    -------
Net revenues (in thousands):
   Professional services               $ 8,343   $ 7,004   $ 1,339         19%    $ 7,004   $ 1,228   $ 5,776        470%
   Software and related services         8,222     4,815     3,407         71       4,815     4,239       576         14
   Research and development fees            --       320      (320)      (100)        320     3,315    (2,995)       (90)
                                       -------   -------   -------    -------     -------   -------   -------    -------
Total net revenues                     $16,565   $12,139   $ 4,426         36%    $12,139   $ 8,782   $ 3,357         38%
                                       =======   =======   =======    =======     =======   =======   =======    =======

Fiscal year 2001 vs. 2000

Net revenues. Net revenues in fiscal year 2001 increased by $4,426,000, or 36%, in comparison with fiscal year 2000. During our continued transition from being a provider of operating systems and related research and development to becoming a provider of wireless data communication services and technologies, professional services revenues have been a primary source for revenue and cash generation. Software and related services primarily include revenues generated from AirBoss products and services as well as revenues from legacy operating system products.

Professional services revenue. Professional services revenue in fiscal year 2001 increased by $1,339,000, or 19%, in comparison with fiscal year 2000. Professional services revenue increased based on both an increased number of hours worked and an increase in our rates as compared to the same periods of the prior year. We had two primary customers for these services for fiscal year 2001, as compared to three such customers for fiscal year 2000. Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications.

Software and related services revenue. Software and related services revenue in fiscal year 2001 increased $3,407,000, or 71%, in comparison with fiscal year 2000, and now accounts for almost 50% of our total revenue. This increase is due primarily to the addition of Airboss product revenues. In fiscal year 2000, software and related services revenues included $1,541,000 in one-time payments for source code licenses for operating systems. Excluding these one-time payments from source code license revenues, software and related services in fiscal year 2001 increased $4,948,000, or 151%, in comparison with fiscal year 2000.

The largest element of software and related services revenue are revenues derived from the sale of our software and the related software customization. Customization contracts also include the potential for additional license fees and maintenance services. For fiscal year 2001, such software and customization services revenues were approximately $3,100,000. Software and customization services revenues included services provided to Telcordia, a related party, to support an installation of AirBoss software for Telkom South Africa. In addition, AirBoss software was customized for Cingular Interactive, formerly BellSouth Wireless Data. No such revenues were recorded for fiscal year 2000.

Since our acquisition of the AirBoss business unit, AirBoss products and customers accounted for approximately $3,500,000 of fiscal year 2001 revenues. Included in the AirBoss revenues are $2,555,000 from Telcordia, a related party, for fiscal year 2001. On March 16, 2001, we announced that we will no longer be providing subcontracted mobile data services to Telcordia for Telkom South Africa ("TSA") as a result of the termination of the contract between Telcordia and TSA. The TSA contract accounted for 15% of fiscal year 2001 revenue. Telcordia continues to be an active VAR for us and our largest stockholder. We expect AirBoss product revenues to continue to be a significant portion of our revenues in the future.

The remaining fluctuations in software and related services revenues are due primarily to decreased license fees, and royalty revenues for fiscal year 2001, as compared to fiscal year 2000. Historically, our license and other revenues have been generated primarily by operating system and various application software we developed that are included in smart phones. As the last of these products containing the Geoworks operating systems reach the conclusion of their life cycles, the license revenue from these legacy products has continued to diminish. In addition, because we have sold operating system source code and terminated a number of license agreements over the past three fiscal years, the number of OEM license agreements which could generate future royalty revenues has decreased. Although our legacy license revenues are decreasing, we expect new license and other related revenues will be generated from our mobile software offerings based on the growth of revenues and subscribers of our existing customers such as Toshiba and Cingular Interactive, as well as additional AirBoss and Mobile Server+ software customers.

Software and related services revenue also includes license fees generated from our Flex UI licensing program. For fiscal year 2001, the Company recorded approximately $529,000 in Flex UI licensing revenues.

Research and development fee revenue. Research and development fee revenue for fiscal year 2000 was related to an OEM contract with a single customer. As discussed above, we have adopted a new business model and OEM funded research and development contracts are not being actively pursued. No such revenue was recorded for fiscal year 2001.

Fiscal year 2000 vs. 1999

Net revenues. Net revenues in fiscal year 2000 increased $3,357,000, or 38%, versus net revenues in fiscal year 1999. The increase was due to increased professional services revenues and license revenues which more than offset reductions in research and development fees. The shift in revenue to professional services from research and development fees was consistent with our transition from being a provider of operating systems and related research and development to becoming a provider of wireless data communication services and technologies.

Professional services revenue. Professional services revenue increased $5,776,000, or 470%, in fiscal year 2000, as compared to fiscal year 1999. This increase was primarily due to a change in our contractual agreements we provided for engineering services. In the second quarter of fiscal year 1999, we began providing a portion of our non-recurring engineering services on a professional services consulting basis rather than as OEM funded research and development.

Software and related services revenue. Software and related services revenue in fiscal year 2000 increased $576,000, or 14%, in comparison with fiscal year 1999. Such revenues included royalty and license fees resulting from the use of our technology in units sold by OEM customers as well as sales of our source code and various service revenues. Royalty and license fees increased $837,000, or 22% due to royalties received based on increased shipments of units sold by a single OEM licensee. Source code revenues, which are included in the royalty and license fees, increased approximately $200,000 due to one-time non-recurring events. Service revenues decreased $261,000, or 72% due to a reduction in support fees earned in connection with software licensed to OEM customers. The service fee decrease was consistent with the change in our business model.

Research and development fees revenue. Research and development fees revenue decreased $2,995,000, or 90%, in fiscal year 2000 as compared to fiscal year 1999. The revenues recognized in fiscal year 2000 resulted from contracts that had been in progress since fiscal year 1999.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services increased $184,000, or 4%, to $4,768,000 for fiscal year 2001 in comparison with fiscal year 2000. The increase for fiscal year 2000 was $3,757,000, or 454% to $4,584,000 as compared to fiscal year 1999. These increases can be attributed to the increased volumes of professional service activity and revenue as compared with the same periods of the prior fiscal years.

Gross margin percentages on professional services revenues were 43%, 35%, and 33% during fiscal years 2001, 2000 and 1999, respectively. The gross margin percentages have improved in each year as compared to the prior years because we have charged increased rates for such services and have decreased our average costs due to an improved mix of the engineering resources used to provide these services. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel.

Cost of Software and Related Services. Cost of software and related services increased $1,632,000, or 487%, to $1,967,000 for fiscal year 2001 in comparison with fiscal year 2000. The increase in fiscal year 2001 is primarily because we began providing software and related customization services after our acquisition of AirBoss in July 2000. Costs of these customization services and other related services are recorded based on labor and direct costs and related overhead of these projects. For fiscal year 2001, cost of customization services was approximately $1,900,000. No such cost was recorded in fiscal year 2000.

Also included in these costs of software and related services are license payments to third parties for software that is incorporated into our software. Such costs decreased $288,000, or 86%, to $47,000 in fiscal year 2001, in comparison with fiscal year 2000. The decrease is due to a reduced proportion of the related revenues being subject to such fees in fiscal year 2001, as compared with fiscal year 2000.

Cost of software and related services increased $295,000, or 738%, to $335,000 for fiscal year 2000, as compared to fiscal year 1999. This was primarily due to the increased license payments to third parties for software that was incorporated into our software, as compared to fiscal year 1999.

To calculate the gross margin on software and related services we have included direct costs of software and related services as well as the amortization of other intangible assets acquired in the AirBoss acquisition of $1,369,000 for fiscal year 2001. Such technology-related expenses are included in amortization of goodwill and other intangible assets. See Note 4 "Acquistion of Airboss" in the consolidated financial statements. Including this additional amortization expense, the Company's gross margin percentages on software and related services was 59%, 93% and 99% for fiscal years 2001, 2000 and 1999, respectively. Excluding these non-cash amortization expenses, the gross margin percentages on software and related services was 76%, 93% and 99% for fiscal years 2001, 2000 and 1999, respectively. The gross margins on these revenues are lower in the current fiscal year because of the addition of the revenues and associated costs of providing customization services. The gross margin recognized on such services is subject to several variables, particularly the mix of products and services provided and the average rates charged for such services. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense increased $3,030,000, or 54%, to $8,607,000, during fiscal year 2001, in comparison with fiscal year 2000. This increase is due primarily to an increase in personnel and business activity, including business development, as we expanded our efforts to market our new services, particularly the AirBoss Application Platform, Mobile Server+, and Mobile ASP offerings and launched our Mobile Business Alliance Program. Sales and Marketing headcount grew by 115%, to 43 during fiscal year 2001. The increased personnel costs were partially offset by reduced consulting expenses because of the increased internal resources available.

Sales and marketing expense increased $626,000, or 13%, to $5,577,000, during fiscal year 2000, in comparison to fiscal year 1999. This increase was due primarily to increased spending on marketing and advertising programs as well as increased business development activities. These increased program costs were partially offset by reduced personnel costs.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, cost of computer equipment used in software development and related facilities overhead expense. Research and development expense increased by $5,102,000, or 124% to $9,202,000, during fiscal year 2001, in comparison with fiscal year 2000. This increase is attributable principally to increased staffing and related costs, including recruiting expenses, as we expanded our research and development efforts. In particular, the Company has focused on software development for the AirBoss Application Platform and Mobile Server+. The research and development staff grew by 146% to 86 over fiscal year 2001. In addition, we have utilized consultants and other outside services at a greater level in fiscal year 2001, as compared to the prior year.

Research and development expense decreased $9,710,000, or 70%, to $4,100,000, during fiscal year 2000, in comparison to fiscal year 1999. This decrease was principally due to reductions in staffing and related costs, including those resulting from the restructuring actions taken in the fourth quarter of fiscal year 1999. Such staff and expense reductions were necessary as we stopped doing operating system development and reacted to reduced levels of OEM funding. We also narrowed the scope of our internal research and development to focus on mobile data software and services.

General and Administrative. General and administrative expenses include costs for our human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense increased by $3,741,000 or 112%, to $7,079,000, during fiscal year 2001, in comparison to fiscal year 2000. This increase was due to increased legal expense as well as the increased personnel costs required to build the administrative infrastructure to support the new business plan and the AirBoss acquisition. The general and administrative staff grew 39% to 25 over fiscal year 2001. Legal fees were $2,340,000, or 33%, of total general and administrative expense, in the fiscal year 2001, primarily due to the Openwave (formerly Phone.com) litigation. In December 2000, we announced an agreement with Openwave Systems Inc. to settle the patent dispute by entering into a royalty-free patent cross-license and strategic business relationship. The companies dismissed the patent litigation before the federal district court and the International Trade Commission. See further discussion at Part 1. Item 1 Business, and Item 3 Legal Proceedings. Excluding the nonrecurring litigation expenses the general and administrative expenses increase would have been approximately $1,909,000 or 57%, during fiscal year 2001, in comparison with fiscal year 1999.

General and administrative expense decreased $296,000, or 8%, to $3,338,000 during fiscal year 2000 in comparison to fiscal year 1999. The decrease was due primarily to reduced staffing costs and reduced professional fees due to the restructuring actions taken in the fourth quarter of fiscal year 1999 and the change in our business focus.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $5,410,000 for fiscal year 2001. This was attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. We expect the quarterly amortization expense related to the AirBoss acquisition to be approximately $2,000,000 per quarter through fiscal year 2004 and approximately $1,500,000 per quarter through fiscal year 2005 and then the remaining balance will be amortized in the first and second quarters of fiscal year 2006. See Note 4 "Acquisition of AirBoss" in the consolidated financial statements.

We review long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. For fiscal year 2001, possible impairment indicators included, but were not limited to, cancellation of the Company's largest software and customization contract, declines in the Company's stock price, and continued operating losses. Possible impairment of the Company's intangible assets were determined based on estimated future undiscounted cash flows to be generated. The estimates resulting from the Company's analysis indicated that no impairment was present.

Purchased in-process research and development. In connection with the acquisition of AirBoss, we recorded a non-cash expense for purchased in-process research and development of $1,378,000 in the second quarter of fiscal year
2001. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that are necessary to establish that the products can be produced to meet their design requirements, including functions, features and technical performance requirements. The value of the acquired in-process technology was computed using a discounted cash flow analysis rate of 25% on the anticipated income streams of the related product revenues. The discounted cash flow analysis was based on managements' forecast of future revenues, cost of revenues, and operating expenses related to the products and technologies purchased from Telcordia. The calculation of value was then adjusted to reflect only the value creation efforts  of  AirBoss  prior  to the  close  of  the  acquisition.  The  acquired in-process technology was expensed in the period the transaction was consummated. See Note 4 "Acquisition of AirBoss" in the consolidated financial statements.

Other Income (Expense)

Other Income. The proceeds from the sale of 10,800 shares, a portion of the Company's investment in Wink Communications, Inc. ("Wink") resulted in other income of $265,000 in fiscal year 2001. During fiscal year 2000, 75,000 shares of Wink were sold which resulted in other income of $4,049,000. Wink completed its initial public offering in August 1999. As discussed below in "liquidity and capital resources," our strategy for liquidating all or some portion of our long-term investments will depend on a number of factors. Such factors include, but are not limited to, the levels of cash we use in operations, the desire to diversify our investment risk, and the performance of these investments versus the stock market as a whole.


Interest Income. Interest income increased by $194,000, or 30%, to $840,000, during fiscal year 2001, in comparison to fiscal year 2000. This increase is attributable primarily to higher cash balances available for short-term investment. In particular, we generated a total of $4,049,000 from the sales of our investment in Wink in the third and fourth quarters of fiscal year 2000. In addition, we have received approximately $11,100,000 from the issuance of our common stock in the past twelve months. This includes equity proceeds which resulted from a September 2000 private placement of $5,000,000 with Integral Capital Partners, a January 2001 private placement of $5,000,000 with iValue Creation Company, a subsidiary of Toshiba Corporation, exercises under our employee stock option plans, and purchases under our employee stock purchase plan.

Interest income increased $34,000, or 6%, in fiscal year 2000, as compared to fiscal year 1999. This increase was attributable to the increased balances of cash available for short-term investment. Net cash used in operations was significantly reduced due to improved operating performance and we generated $4,100,000 from the sales of Wink stock. In addition, we received $3,300,000 from the issuance of common stock in fiscal year 2000 in addition to the $5,000,000 raised in a private placement from Amazon.com in the fourth quarter of fiscal year 1999.

Interest Expense. Interest expense was not significant in fiscal years 2000, and 1999, as we have had minimal balances of capital lease and debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives, which would increase the amount of interest expense incurred in the future.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid us. As of March 31, 2001, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $116,601,000, and for U.K. income tax purposes of approximately $5,127,000, and for state income tax purposes of approximately $30,926,000. We also had research and development credit carryforwards for federal income tax purposes of approximately $2,653,000 and for state income tax purposes of approximately $1,039,000. Utilization of our U.S. net operating loss and research credit carryforwards will be subject to annual limitations based on the "change of ownership" provisions of the Tax Reform Act of 1986. These limitations may result in the expiration of net operating loss and research credit carryforwards before utilization.

Liquidity and Capital Resources

The Company's total cash and cash equivalents were $13,713,000 at March 31, 2001, compared with $17,204,000 at March 31, 2000. Net cash used by operations in the fiscal year 2001 was $11,997,000. Net cash provided by financing activities for the same period was $11,189,000 as a result of the issuance of common stock and other financing activities. The balance of our cash usage in fiscal year 2001 has been due principally for purchases of equipment. This level of cash usage is significantly larger than in fiscal year 2000 because we have been increasing our investment in research and development and sales and marketing activities in order to execute our business plan. In addition, legal expenses have been significantly higher in fiscal year 2001. Although legal expenses are expected to decrease significantly, we expect to incur additional substantial operating losses at least through the current fiscal year 2002, as we increase our investment in the development of wireless data software and services and technologies, including additional sales, marketing and research and development spending.

Purchases of property and equipment were $3,025,000, $937,000 and $216,000 in fiscal years 2001, 2000, and 1999, respectively. The increase in capital spending is consistent with the increase in personnel in connection with the execution of our new business plan and the AirBoss acquisition. Sales of property and equipment were $6,000, $16,000 and $483,000 in fiscal years 2001, 2000 and 1999, respectively. Sales of property and equipment for fiscal year 2001 were done in the normal course of business. Sales of property and equipment for fiscal years 2000 and 1999 were done to generate cash from excess property due to the restructure.

Payments of capital lease and debt obligations were $5,000, $30,000 and $557,000 in fiscal years 2001, 2000 and 1999, respectively. During fiscal year 2001, we entered into a capital lease obligation to finance our new phone system. Capital lease and debt payments for the fiscal years ended March 31, 2000 and 1999 were primarily due to regularly scheduled payments of the related liabilities incurred prior to fiscal year 1998. In fiscal year 1999, these payments included $194,000 to retire the debt outstanding on the property we sold.

During fiscal year 2001, we entered into a series of derivative contracts to hedge against a decline in the value of our investment in Wink. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that the minimum value of the Wink investment will be at least $4,036,000 at maturity of the instrument. The maximum value is limited to $7,397,000, depending on the common share price of Wink at maturity or expiration.

Proceeds from the issuance of our common stock were approximately $11,100,000, $3,254,000 and $5,858,000, in fiscal years 2001, 2000 and 1999, respectively.
Proceeds from the issuance of our common stock in fiscal year 2001 were generated from a private placement with Integral Capital Partners; a private placement with iValue Creation Company, a subsidiary of Toshiba Corporation; exercises under our employee stock option plans, and purchases under our employee stock purchase plan.

We expect to increase our investment in the development of our wireless data software and services, including additional sales, marketing and research and development spending, and we expect to incur additional operating losses at least through the next fiscal year 2002. Although we anticipate that our existing cash and capital resources will be adequate to satisfy our operating requirements for fiscal year 2002, we intend to seek additional funding this year to improve operating working capital. We cannot assure you that such additional funding will be available on acceptable terms.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133, as amended by FAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company entered into an agreement in November 2000 to hedge against a decline in value of its investment and has accounted for its investments under FAS No. 133.

See further discussion of the related assets in Item 8. Financial Statements and Supplementary Data, Note 3 "Long-Term Investments."

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 has not had any material effect on our financial condition or results of operations.

Selected Consolidated Financial Data
Quarterly Financial Information (unaudited)
(in thousands, except per share data)

                                                                             Quarter Ended
                                                      31-Mar-01        31-Dec-00        30-Sep-00        30-Jun-00
Net revenues:
  Professional services                              $    2,342       $    2,157       $    2,352       $    2,055
  Software and related services                           2,427            2,131            1,126            1,975
                                                     -------------------------------------------------------------
    Total net revenues                                    4,769            4,288            3,478            4,030

Operating expenses:
  Cost of professional services                           1,308            1,207            1,355            1,189
  Cost of software and related services                     725              913               20               18
  Sales and marketing                                     2,585            2,541            2,008            1,473
  Research and development                                2,702            2,537            2,317            1,646
  General and administrative                              1,704            2,393            1,669            1,313
  Amortization of goodwill and
    other intangible assets                               2,029            2,028            1,353
  Purchased in-process research and
    development                                              --               --            1,378               --
                                                     -------------------------------------------------------------
    Total operating expenses                             11,053           11,619           10,100            5,639
                                                     -------------------------------------------------------------

Operating loss                                           (6,284)          (7,331)          (6,622)          (1,609)

Other income (expense):
  Other income                                               --               --              265               --
  Interest income                                           164              221              227              228
  Interest expense                                           (4)              --               --               --
                                                     -------------------------------------------------------------
    Loss before income taxes                             (6,124)          (7,110)          (6,130)          (1,381)

Provision for income taxes                                   50               61               29              173
                                                     -------------------------------------------------------------
Net loss                                             $   (6,174)      $   (7,171)      $   (6,159)      $   (1,554)
                                                     =============================================================

Net loss per share - basic and diluted               $    (0.27)      $    (0.32)      $    (0.29)      $    (0.08)
                                                     =============================================================

Quarterly Financial Information (unaudited)
(in thousands, except per share data)

                                                                       Quarter Ended
                                                  31-Mar-00       31-Dec-99       30-Sep-99       30-Jun-99
Net revenues:
  Professional services                           $   2,496       $   1,975       $   1,384       $   1,149
  Research and development fees                          72             248              --              --
  Software and related services                       1,869             906           1,556             484
                                                  ---------------------------------------------------------
    Total net revenues                                4,437           3,129           2,940           1,633

Operating expenses:
  Cost of professional services                       1,564           1,291             934             795
  Cost of software and related services                  81              73             115              66
  Sales and marketing                                 1,961           1,577           1,109             930
  Research and development                            1,335             839             977             949
  General and administrative                            993             829             814             702
  Restructuring charges (reversal)                     (589)             --              --
                                                  ---------------------------------------------------------
    Total operating expenses                          5,345           4,609           3,949           3,442
                                                  ---------------------------------------------------------

Operating loss                                         (908)         (1,480)         (1,009)         (1,809)

Other income (expense):
  Other income                                        1,740           2,309              --              --
  Interest income                                       199             162             146             139
  Interest expense                                       --              (1)             --              (9)
                                                  ---------------------------------------------------------
    Income (loss) before income taxes                 1,031             990            (863)         (1,679)

Provision for income taxes                               97              59             131             165
                                                  ---------------------------------------------------------
Net income (loss)                                 $     934       $     931       $    (994)      $  (1,844)
                                                  =========================================================

Net income (loss) per share-
   Basis and diluted                              $    0.05       $    0.05       $   (0.06)      $   (0.10)
                                                  =========================================================

Item 7A.  QUANTITAVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Investment Risk

Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less. We believe these investments are subject to minimal interest or market risks.

Our long-term investments consist of common shares in Wink Communications, Inc. ("Wink") and warrants to acquire common shares of MyTurn.com, Inc. (" MyTurn"). The Company entered into a series of derivative instruments in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that the minimum value of the Wink investment should be at least $4,036,000 at maturity or expiration of the instrument. However, the maximum value of the Wink investments is limited to $7,397,000, depending on the common share price of Wink at maturity or expiration. As of March 31, 2001, the fair value of the investments in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink
($2,400,000)   and  the  current  fair  value  of  the  derivative   instruments
($1,636,000). On March 2, 2001, MyTurn filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Its stock is no longer trading on the Nasdaq National Market. As of March 31, 2001 the estimated fair value of the Company's investment in MyTurn has been reduced to zero because the market price of MyTurn common stock is substantially below the exercise price of the related warrants. The fair value of these long-term investments will fluctuate with their respective market prices. As such these investments are subject to fluctuations of the stock market as a whole and the specific business risks of these companies.

Foreign Exchange Risk

We have derived most of our revenue from international operations in each of the last three fiscal years. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiaries use the local currency as their functional currency. Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result of the above, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiaries results, when translated, may vary from expectations and adversely impact our results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks Corporation


We have audited the accompanying consolidated balance sheets of Geoworks Corporation as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks Corporation at March 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                  /s/ Ernst & Young LLP


San Francisco, California
April 18, 2001,
except for Note 13, as to which the date is June 12, 2001

                              Geoworks Corporation
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                          March 31
                                                                                    2001             2000
                                                                                ----------------------------
Assets
Current assets:
  Cash and cash equivalents                                                     $    13,713      $    17,204
  Accounts receivable                                                                 2,769            1,492
  Prepaid expenses and other current assets                                             538              417
                                                                                ----------------------------
Total current assets                                                                 17,020           19,113

Property and equipment, net                                                           3,576            1,155
Long-term investments and derivative instruments                                      4,038           21,180
Goodwill and other intangible assets, net                                            31,556               --
Other assets                                                                             73               11
                                                                                ----------------------------
Total assets                                                                    $    56,263      $    41,459
                                                                                ============================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                              $     2,374      $     1,173
  Accrued liabilities                                                                 2,874            2,025
  Deferred revenue                                                                    1,128            1,629
  Current portion of capital lease obligations                                           28               --
                                                                                ----------------------------
Total current liabilities                                                             6,404            4,827

Capital lease obligations, net of current portion                                       128               --

Stockholders' equity:
     Preferred stock, no par value; 2,000 shares authorized;
        0 in 2001 and 0 in 2000 shares issued and outstanding                            --               --
     Common stock, no par value; 80,000 shares authorized;
        23,423 in 2001 and 18,485 in 2000 shares issued and outstanding             157,082          105,630
     Accumulated deficit                                                           (111,110)         (90,052)
     Notes receivable from stockholders                                                 (88)            (182)
     Deferred compensation, net                                                        (318)              --
     Accumulated other comprehensive income                                           4,165           21,236
                                                                                ----------------------------
Total stockholders' equity                                                           49,731           36,632
                                                                                ----------------------------
Total liabilities and stockholders' equity                                      $    56,263      $    41,459
                                                                                ============================

See accompanying notes.

                              Geoworks Corporation
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                                  Year ended March 31
                                                                          2001            2000            1999
                                                                    ------------------------------------------
Net revenues:
     Professional services                                          $    8,343      $    7,004      $    1,228
     Software and related services (1)                                   8,222           4,815           4,239
     Research and development fees                                          --             320           3,315
                                                                    ------------------------------------------
Total net revenues                                                      16,565          12,139           8,782

Operating expenses:
     Cost of professional services                                       4,768           4,584             827
     Cost of software and related services                               1,967             335              40
     Sales and marketing                                                 8,607           5,577           4,951
     Research and development                                            9,202           4,100          13,810
     General and administrative                                          7,079           3,338           3,634
     Amortization of goodwill and other intangible assets                5,410              --              --
     Purchased in-process research and development                       1,378              --              --
     Restructuring charges (reversal)                                       --            (589)          1,790
                                                                    ------------------------------------------
Total operating expenses                                                38,411          17,345          25,052
                                                                    ------------------------------------------
Operating loss                                                         (21,846)         (5,206)        (16,270)

Other income (expense):
     Other income                                                          265           4,049              --
     Interest income                                                       840             646             612
     Interest expense                                                       (4)            (10)            (31)
                                                                    ------------------------------------------
Total other income, net                                                  1,101           4,685             581
                                                                    ------------------------------------------
Loss before income taxes                                               (20,745)           (521)        (15,689)
Provision for income taxes                                                 313             452             149
                                                                    ------------------------------------------
Net loss                                                            $  (21,058)     $     (973)     $  (15,838)
                                                                    ==========================================

Net loss per share - basic and diluted                              $    (0.99)     $    (0.05)     $    (0.97)
                                                                    ==========================================
Shares used in per share computation                                    21,190          17,866          16,260
                                                                    ==========================================

   (1) Revenues from related party (Note 4)                         $    2,555              --              --
                                                                    ==========================================

See accompanying notes.

                              Geoworks Corporation
            Consolidated Statements of Stockholders' Equity (Deficit)
                                 (In thousands)

                                                                                Notes                   Accumulated
                                             Common Stock                     Receivable                   Other          Total
                                         -------------------     Accumulated     From        Deferred   Comprehensive  Stockholders'
                                          Shares      Amount       Deficit   Stockholders  Compensation    Income         Equity
                                         -------------------  ---------------------------------------------------------------------
Balances at March 31, 1998                15,856    $ 96,518     $ (73,241)      $ (67)       $  --       $    182      $ 23,392
Common stock issued under
   stock option and stock
   purchase plans                            553         905            --          --           --             --           905
Common stock issued in private
   placement                               1,220       4,953            --          --           --             --         4,953
Comprehensive income (loss):
     Foreign currency
       translation adjustment                 --          --            --          --           --            (38)          (38)
     Net loss                                 --          --       (15,838)         --           --             --       (15,838)
                                                                                                                       ---------
Comprehensive loss                            --          --            --          --           --             --       (15,876)
                                         -------------------  ------------------------------------------------------------------
Balances at March 31, 1999                17,629     102,376       (89,079)        (67)          --            144        13,374
Common stock issued under stock
   option and stock purchase plans           856       3,254            --        (182)          --             --         3,072
Payments received from stockholders           --          --            --          67           --             --            67
Comprehensive income (loss):
     Unrealized gains on investments          --          --            --          --           --         21,177        21,177
     Foreign currency
       translation adjustment                 --          --            --          --           --            (85)          (85)
     Net loss                                 --          --          (973)         --           --             --          (973)
                                                                                                                       ---------
Comprehensive income                          --          --            --          --           --             --        20,119
                                         -------------------  ------------------------------------------------------------------
Balances at March 31, 2000                18,485     105,630       (90,052)       (182)          --         21,236        36,632
Common stock issued under stock
   option and stock purchase plans           315       1,114            --          --           --             --         1,114
Common stock issued in
   private placements                      1,606       9,986            --          --           --             --         9,986
Common stock issued for acquisition
   of AirBoss                              3,017      39,949            --          --           --             --        39,949
Payments received from stockholders           --          --            --          94           --             --            94
Deferred compensation                         --         403            --          --         (403)            --            --
Amortization of deferred compensation         --          --            --          --           85             --            85
Comprehensive income (loss):
     Unrealized loss on investments           --          --            --          --           --        (18,778)      (18,778)
     Unrealized gain on derivative
       instruments                            --          --            --          --           --          1,636         1,636
     Foreign currency translation
       adjustment                             --          --            --          --           --             71            71
     Net loss                                 --          --       (21,058)         --           --             --       (21,058)
                                                                                                                       ---------
Comprehensive loss                            --          --            --          --           --             --       (38,129)
                                         -------------------  ------------------------------------------------------------------
Balances at March 31, 2001                23,423    $157,082     $(111,110)      $ (88)       $(318)      $  4,165      $ 49,731
                                         ===================  ==================================================================

See accompanying notes.

                              Geoworks Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                               Year ended March 31

                                                                                           2001          2000          1999
                                                                                     --------------------------------------
Operating activities
Net loss                                                                             $  (21,058)   $     (973)   $  (15,838)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                                     1,059           721         1,559
         Amortization of goodwill and other intangible assets                             5,410            --            --
         Purchased in-process research and development                                    1,378            --            --
         Non-cash restructuring charges (reversal)                                           --          (589)        1,543
         Amortization of deferred compensation                                               85            --            --
         Gain on sale of long-term investments                                             (265)       (4,049)           --
         Gain on sale of property and equipment                                              (6)           --            --
         Changes in operating assets and liabilities, net of business combination:
              Accounts receivable                                                        (1,067)        1,610           310
              Other current assets                                                         (122)          (20)          376
              Other long-term assets                                                        (62)           --            --
              Deferred revenues                                                            (501)          131           720
              Accounts payable                                                            1,201           669            --
              Other current liabilities                                                     599          (163)         (466)
                                                                                     --------------------------------------
Net cash used in operating activities                                                   (13,349)       (2,663)      (11,796)

Investing activities
Purchases of property and equipment                                                      (3,025)         (937)         (216)
Proceeds from sales and disposals of property and equipment                                   6            16           483
Sales of long-term investments                                                              265         4,049            --
Purchase price adjustment on AirBoss acquisition                                          1,352            --            --
                                                                                     --------------------------------------
Net cash (used in) provided by investing activities                                      (1,402)        3,128           267

Financing activities
Payment of capital lease and debt obligations                                                (5)          (30)         (557)
Proceeds from issuance of common stock                                                   11,100         3,254         5,858
Payments received on notes receivable from stockholder                                       94            67            --
Issuance of stockholder notes                                                                --          (182)           --
                                                                                     --------------------------------------
Net cash provided by financing activities                                                11,189         3,109         5,301

Foreign currency translation adjustments                                                     71           (85)          (38)
                                                                                     --------------------------------------
Net increase (decrease) in cash and cash equivalents                                     (3,491)        3,489        (6,266)
Cash and cash equivalents, beginning of year                                             17,204        13,715        19,981
                                                                                     --------------------------------------
Cash and cash equivalents, end of year                                               $   13,713    $   17,204    $   13,715
                                                                                     ======================================

Supplemental disclosure of cash flow information
Cash paid for interest                                                               $        4    $       10    $       31
                                                                                     ======================================
Cash paid for income taxes                                                           $      313    $      452    $      149
                                                                                     ======================================

Supplemental disclosure of non-cash investing and financing activity
Acquisition of AirBoss                                                               $   40,150    $       --    $       --
                                                                                     ======================================
Property and equipment acquired under capital lease                                  $      161    $       --    $       --
                                                                                     ======================================

See accompanying notes.

                              Geoworks Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2001

1. Summary of Significant Accounting Policies

Company

Geoworks Corporation ("the Company") is a provider of carrier-class mobile Internet infrastructure software enabling personalized real-time access to corporate and Internet data. Its business model is built around the licensing of proprietary software platforms for mobile solutions, the Geoworks AirBoss Application Platform and MobileServer+, to wireless carriers and enterprises around the world. The Company also provides professional services consulting related to technologies previously developed, as well as the development of new technologies supporting mobile communications.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries located in Japan, New Jersey, and the United
Kingdom. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain fiscal year 2000 and 1999 balances have been reclassified to conform to the fiscal year 2001 presentation.

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

Revenue Recognition

Professional services projects involve consulting related to technology previously developed by the Company, as well as development of new technologies supporting mobile communications. Professional services revenues are generally billed and recognized based on time and materials expended by the Company at contracted rates.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Software and related services revenue consists of software license, royalty and related service revenues, including software customization and maintenance. Such revenues include software license fees, which are accounted for in accordance with SOP 97-2 "Software Revenue Recognition," from customers who purchase the Company's server products or royalties from hardware manufacturers that incorporate the Company's software products into their systems. In addition, the Company has licensed certain technology and intellectual property and sold source code to third parties to be used in the development of their own service offerings and products. Revenues from the license of products, technology, intellectual property, and the sale of source code are recognized when evidence of an arrangement exists, the Company has performed under the terms of the related contract, and such revenues are fixed and determinable and collectibility is probable.

Software customization, maintenance and related services revenues are billed and recognized based on contracted rates, the percentage of completion method or ratably over the contract period based on the terms of the contract. Advance payments of license or service fees are recorded as deferred revenue and recognized as the products or services are delivered.

If a customer transaction includes both software licenses and service elements, the total arrangement fee is allocated to each of the elements using the residual method, under which revenue is allocated to undelivered elements based on vendor-specific objective evidence of fair values of such undelivered elements and the residual amounts of revenue are allocated to the delivered elements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with original maturities of three months or less and are stated at cost, which approximates fair value.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

1. Summary of Significant Accounting Policies (continued)

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured or well-established financial institutions. The Company sells its products primarily to, and has trade accounts receivable with, original equipment manufacturers and telecommunications companies in the United States and abroad. As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. The Company has not recorded an allowance for doubtful accounts in any period presented. Additionally, customers' financial condition and credit worthiness are regularly evaluated and historical losses have not been material.

Derivative Financial Instruments

Derivative financial instruments are designated to hedge the fair value of the Company's investment in Wink Communications common stock. Derivative instruments are recorded at fair value as determined by the difference between the market value of the underlying hedged securities and their stated selling prices per the derivative contracts. Any unrealized gain or loss on the derivative instruments are recorded in accumulated other comprehensive income. The amount of the ineffectiveness of the hedge is not material; thus, no amounts have been recorded in the consolidated statement of operations. These instruments may involve elements of credit and market risk in excess of the amounts recognized in the financial statements. The Company monitors its positions and the credit quality of counter parties, consisting primarily of major financial institutions, and does not anticipate nonperformance by any counter-party.

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

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

1. Summary of Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets (primarily property, plant and equipment, goodwill, and other intangible assets) held and used by the Company or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. When such an event occurs, management determines whether there has been an impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

For fiscal year 2001 the Company identified such possible impairment indicators to include, but were not limited to, cancellation of the Company's largest software and customization contract, declines in the Company's stock price, and continued operating losses. Possible impairment of the Company's intangible assets were determined based on estimated future undiscounted cash flows to be generated. The estimates resulting from the Company's analysis indicated that no impairment was present.

Research and Development Expense

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses on projects for which OEM funding was received were $182,000 and $4,317,000, for fiscal years 2000 and 1999, respectively, of which $320,000 and $3,315,000 was funded and recognized as revenue in fiscal years 2000 and 1999, respectively. No such expenses were funded or recognized in fiscal year 2001.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, long-term investments, and derivative instruments, approximate their fair values based on quoted market values of the instruments.

Major Customers

Revenues from three major customers accounted for 32%, 31% and 15%, respectively of net revenues for fiscal year 2001. Revenues from two of these and one additional major customers accounted for 39%, 31% and 18%, respectively of net revenues for fiscal year 2000. Revenues from two of these and one additional major customers accounted for 57%, 17% and 16%, respectively of net revenues for fiscal year 1999.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

1. Summary of Significant Accounting Policies (continued)

Accounting for Stock-Based Compensation

In accordance with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), the Company has elected to apply the intrinsic-value method under Accounting Principles Board Opinion No. 25 ("APB Opinion 25") and related Interpretations in accounting for its stock option and stock purchase plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal years 2001, 2000 and 1999 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by FAS 123 is presented in Note 8.

Net Loss Per Share

Basic and diluted net income (loss) per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding common stock equivalents. The effect of potentially dilutive stock options has been excluded from the computation of diluted net loss per share because the effect of their inclusion would be antidilutive.

If the Company had reported net income for fiscal years 2001, 2000 and 1999, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For fiscal years ended 2001, 2000 and 1999, the calculation would have included the common stock equivalent effect of 1,569,000, 1,994,000 and 299,000 shares, respectively.

Segment Information

In accordance with FAS 131, "Disclosures about Segments of an Enterprise and Related Information," public business enterprises are required to report financial and other information about operating segments of the entity for which such information is available and is utilized by the chief operating decision maker. FAS 131 also establishes standards for related disclosures about products and services, geographic area, and major customers (see Note 10). The Company operates as one business segment.

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

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS No. 133"). FAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivatives Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133" ("FAS No. 137"). FAS No. 133, as amended by FAS No. 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company entered into an agreement in November 2000 to hedge against a decline in value of its investment and has accounted for its investments under FAS No. 133.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 has not had any material effect on our financial condition or results of operations.

2. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                               March 31
                                                          2001            2000
                                                      ------------------------

Equipment                                             $  6,043        $  2,853
Furniture and fixtures                                   1,002             986
Leasehold improvements                                     850             733
                                                      ------------------------
                                                         7,895           4,572
Less accumulated depreciation and amortization           4,319           3,417
                                                      ------------------------
Property and equipment, net                           $  3,576        $  1,155
                                                      ========================

Property and equipment includes $161,000 for equipment under capital lease at March 31, 2001.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

3.  Long-Term Investments and Derivative Instruments

Long-term investments and derivative instruments were as follows (in thousands):

                                                                  March 31,      March 31,
                                                                    2001            2000
                                                                   -------        -------
Wink Communications, Inc.                                          $ 2,400        $16,380
MyTurn.com, Inc.                                                        --          4,797
Other                                                                    2              3
                                                                   -------        -------
Total long-term investments                                          2,402         21,180
Derivative instruments related to investments                        1,636             --
                                                                   -------        -------
   Total long-term investments and derivative instruments          $ 4,038        $21,180
                                                                   =======        =======

In connection with the transfer of certain technology and rights to two privately held companies, Wink Communications Inc. ("Wink") and Global PC, Inc. ("Global PC"), the Company received a minority interest and a warrant, respectively in each of these companies in previous fiscal years. In August 1999, Wink completed an initial public offering of its common stock. In December 1999, the assets of Global PC were acquired by MyTurn.com, Inc. ("MyTurn") a publicly traded company in exchange for a warrant for 250,000 common shares.

The Company's marketable equity securities and its long-term investments are classified as available for sale. The carrying value of the Company's investments in Wink and MyTurn are determined based on the closing price of these companies' common shares at each balance sheet date. The fair value of these assets will fluctuate with the market price of Wink and MyTurn common shares as well as the value of a series of derivative instruments the Company entered into in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that the minimum value of the Wink investment should be at least $4,036,000 at maturity or expiration of the instrument. However, the maximum value of the Wink investments is limited to $7,397,000, depending on the common share price of Wink at maturity or expiration. As of March 31, 2001, the fair value of the investments in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink ($2,400,000) and the current fair value of the derivative instruments ($1,636,000). As of March 31, 2001 the Company owns 480,000 common shares of Wink. These derivative instruments do not prevent the Company from selling Wink shares, but such a sale would have to be preceded by a settlement of the associated derivative instruments at the stated contract price. The unrealized gain on these investments is equal to the fair value of each investment (including the fair value of the related derivative instruments) and is included in stockholders' equity.

On March 2, 2001, MyTurn filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code. Its stock is no longer trading on Nasdaq National Market. As of March 31, 2001 the estimated fair value of the Company's investment in MyTurn has been reduced to zero because the market price of MyTurn common stock is substantially below the exercise price of the related warrants.

Gains recognized on the sale of these investments are reported as other income. For the year ended March 31, 2001, 10,800 shares of Wink were sold at a gain of $265,000 and for the year ended March 31, 2000, 75,000 shares of Wink were sold at a gain of $4,049,000.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

4.  Acquisition of AirBoss

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

The acquisition was accounted for as a purchase business combination. Accordingly, the purchase consideration was allocated to the tangible and identifiable intangible assets acquired based on fair values as of the closing date. No liabilities were assumed in the transaction. The valuation of intangible assets acquired was determined in conjunction with an independent valuation report.

The total purchase price of approximately $39.9 million consisted of approximately 3,018,000 shares of Geoworks' common stock. The fair value per share of common stock issued is based on an average of the closing prices adjacent the May 16, 2000 announcement of the acquisition. The acquisition expenses of $250,000 consisted mainly of legal, accounting, and financial advisory fees.

The fair value of assets acquired was as follows (in thousands):

     Current assets                                               $    504

     Goodwill and other intangible assets:
        Developed technology                                         4,732
        Core technology                                              1,605
        Acquired workforce                                             616
        Patents                                                      1,048
        Goodwill                                                    30,316
                                                                  --------
                                                                    38,317
     Acquired in-process research and development                    1,378
                                                                  --------
                                                                    39,695
                                                                  --------
     Total purchase price                                           40,199
     Less:  Purchase price adjustment on AirBoss acquisition        (1,352)
                                                                  ========
                                                                  $ 38,847
                                                                  ========

The goodwill and other intangible assets are being amortized over the following periods: developed technology, core technology, and patents over four years, acquired workforce over three years, and goodwill over five years. Accumulated amortization of the acquired intangible assets was $5,410,000 at March 31, 2001.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

4. Acquisition of AirBoss (continued)

Acquired in-process research and development of $1,378,000 was charged to operations during the quarter ended September 30, 2000.

Pro forma results of operations for fiscal years 2001 and 2000, as if the business combination occurred on the first day of each fiscal year, are as follows (in thousands, except per share amounts):

                                                       Year Ended
                                              ----------------------------
                                               March 31          March 31
                                                 2001              2000
                                              ----------        ----------
     Net revenues                             $   16,904        $   16,665
     Net loss                                 $  (24,206)       $  (10,661)
     Net loss per share                       $    (1.10)       $    (0.51)

The Company has entered into various contracts with Telcordia to provide AirBoss software to various customers of Telcordia. Revenues from Telcordia for fiscal year 2001 were approximately $ 2,555,000. At March 31, 2001, accounts receivable from Telcordia was approximately $1,078,000, of which approximately $218,000 was unbilled. Accounts payable to Telcordia at March 31, 2001 were approximately $398,000.

5. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                           March 31
                                                        2001            2000
                                                   -------------------------

Accrued compensation                               $   1,268       $   1,344
Other accrued liabilities                              1,606             681
                                                   -------------------------
Total                                              $   2,874       $   2,025
                                                   =========================

6. Income Taxes

The income tax provisions of $313,000, $452,000 and $149,000 for fiscal years 2001, 2000 and 1999, respectively, consist primarily of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001


6. Income Taxes (continued)

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                               March 31,
                                                             2001          2000
                                                       ------------------------

Operating loss carryforwards                           $   44,460    $   34,625
Tax credit carryforwards                                    3,692         3,080
Purchased intangible assets                                 8,824         9,633
Capitalized research expenditures                           2,844         2,808
Deferred revenue                                              463           668
Other, net                                                    295           157
                                                       ------------------------
Total deferred tax assets                                  60,578        50,971
Unrealized gain on marketable securities                   (1,654)       (8,683)
Valuation allowance on deferred tax assets                (58,924)      (42,288)
                                                       ------------------------
Net deferred tax assets                                $       --    $       --
                                                       ========================

The valuation allowance increased $16,636,000 for fiscal year 2001 and decreased $8,191,000 for fiscal year 2000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 2001 include approximately $4,900,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of March 31, 2001, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $116,601,000, U.K. income tax purposes of approximately $5,127,000, and state income tax purposes of approximately $30,926,000. The Company also has federal and state research and development credit carryforwards of approximately $2,653,000 and $1,039,000 respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2001 through 2020.

Utilization   of  the  Company's   U.S.  net  operating   loss  and  tax  credit
carryforwards will be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

7. Commitments

The Company leases its office facilities and certain computer equipment under noncancelable lease agreements that require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $1,093,000, $518,000, and $1,247,000 for fiscal years 2001, 2000 and 1999, respectively.

In November 2000, the Company executed a new, ten-year operating lease for a 20,000 square foot facility in Morganville, New Jersey. The lease commencement is expected to occur in June 2001, and will extend for a term of ten years from the commencement date. As part of this agreement the Company is required to maintain on deposit with a major financial institution an irrevocable standby letter of credit as a form of security totaling $500,000. The letter of credit expires on December 10, 2001 but will automatically extend to each succeeding calendar year, up to June 1, 2011, unless otherwise terminated in writing.

Future minimum payments under non-cancelable operating leases having terms in excess of one year and capital leases are due as follows (in thousands):

                                                           Capital     Operating
Fiscal Year                                                Leases       Leases
-----------                                                --------------------

     2002                                                  $     40    $  1,192
     2003                                                        41         585
     2004                                                        40         567
     2005                                                        41         576
     2006                                                        30         580
     Thereafter                                                  --       2,583
                                                           --------------------
          Total minimum lease payments                     $    192    $  6,083
                                                                       ========
     Less:  Amounts representing interest                        36
                                                           --------
     Present value of future minimum lease payments        $    156
     Less:  Current portion                                      28
                                                           --------
     Capital lease obligation, less current portion        $    128
                                                           ========

8. Stockholders' Equity

Preferred Stock

The Company's Articles of Incorporation authorize two million shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock with rights, preferences, privileges and restrictions, including vesting rights, without any further vote or action by the shareholders. A total of 500,000 shares of Preferred Stock have been reserved for issuance under the Company's Shareholder Rights Plan.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

8. Stockholders' Equity (continued)

Shareholder Rights Plan

On March 1, 2001,  the Board of  Directors  adopted a  Shareholder  Rights  Plan
("Rights Plan") pursuant to which preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of Geoworks common stock held as of March 9, 2001. Each right will entitle the holders of the company's common stock to purchase one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $20, subject to adjustment in certain cases to prevent dilution. The rights are evidenced by the common stock certificates and are not exercisable or transferable apart from the common stock until the earlier of ten days after the date on which a person or group of affiliated persons has acquired beneficial ownership of 15% or more of the common stock (an "Acquiring Entity"), such date as determined by the Board of Directors after the public announcement of the commencement of a bona fide tender or exchange offer (as determined by the Board of Directors) that would result in the Acquiring Entity owning 15% or more of the common stock on March 9, 2011 (the "Expiration Date"). Further, in the event a person or group of affiliates persons becomes an Acquiring Entity, the rights generally entitle each right holder (except the Acquiring Entity) to purchase that number of shares of the company's common stock which equals the exercise price of the right divided by one-half of the current market price of the common stock if any person becomes the beneficial owner of 15% or more of the common stock. If an Acquiring Entity purchases at least 15% of the Company's common stock, but has not acquired 50%, the Board of Directors may exchange the rights (except those of the Acquiring Entity) for one share of common stock per right. In addition, under certain circumstances, if the Company is involved in a merger or other business combination in which the company is not the surviving corporation, the rights entitle the holder to buy common stock of the Acquiring Entity with a market value of twice the exercise price of each right.

The Company is generally entitled to redeem the rights for $.005 per right at any time on or prior to the earlier of the close of business on the tenth day following a public announcement that a person or group of affiliated persons has become an Acquiring Entity or the Expiration Date. The rights, which do not have voting rights, will expire on the Expiration Date, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

8. Stockholders' Equity (continued)

Stock Option Plans

Under the Company's stock option plans, incentive and nonqualified stock options may be granted to employees, consultants and outside directors, to purchase a maximum of 8,380,000 common shares. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date. Options for new employees generally vest 25% on the first anniversary of the recipient's hire date and 1/48 per month thereafter. Options for continuing employees generally vest 1/48 per month from the date of grant. Options expire ten years from the date of grant.

The following table summarizes activity under the Company's stock option plans:

                                                    Options Outstanding

                                                               Weighted-Average
                                                   Number       Exercise Price
                                                 of Shares
                                              ----------------------------------
Balance at March 31, 1998                         3,033,000      $     8.95
     Granted                                      4,174,000            3.38
     Exercised                                     (443,000)           1.59
     Forfeited                                   (3,450,000)           7.04
                                              ----------------------------------
Balance at March 31, 1999                         3,314,000            4.88
     Granted                                      1,235,000            7.30
     Exercised                                     (737,000)           4.08
     Forfeited                                   (1,221,000)           6.05
                                              ----------------------------------
Balance at March 31, 2000                         2,591,000            5.83
     Granted                                      4,157,000            9.68
     Exercised                                     (241,000)           3.02
     Forfeited                                     (666,000)           9.24
                                              ----------------------------------
Balance at March 31, 2001                         5,841,000      $     8.30
                                              ==================================

Options available for grant at March 31, 2001     2,539,000
                                              =============

The weighted average fair value at grant date of options granted during fiscal years 2001, 2000 and 1999 was $8.87, $5.88 and $2.82, per share, respectively.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

8. Stockholders' Equity (continued)

Stock Option Plans (continued)

The following table summarizes information concerning currently outstanding and exercisable options:

                                  Options Outstanding                   Options Exercisable
                     ------------------------------------------------------------------------
                                        Weighted
                                         Average        Weighted                     Weighted
                                        Remaining       Average                       Average
     Exercisable                       Contractual      Exercise                     Exercise
       Prices            Shares        Life (years)       Price         Shares        Price
---------------------------------------------------------------------------------------------
$   0.67  -   3.63       1,677,000         7.63         $  2.89         767,000      $  3.02
    3.69  -   9.00       1,814,000         8.81            5.00         280,000         5.38
    9.97  -  13.63         772,000         9.04           12.13         122,000        12.07
   13.75  -  15.19       1,224,000         8.88           14.38         119,000        14.86
   15.50  -  42.44         354,000         8.59           21.43          76,000        23.46
                                    ---------------------------------------------------------
                         5,841,000         8.50         $  8.30       1,364,000      $  6.48
                        =====================================================================

Employee Stock Purchase Plan

Under the Company's employee stock purchase plan, employees meeting certain eligibility criteria may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 950,000 shares have been reserved for issuance under the plan. In fiscal years 2001, 2000 and 1999, 71,000 shares, 69,000 shares and 110,000 shares, respectively, were issued under the plan at average prices of $4.56, $2.07, and $1.81 per share, respectively. At March 31, 2001, a total of 533,000 shares were available for issuance under the plan.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

8. Stockholders' Equity (continued)

Stock Compensation

The Company has adopted the disclosure-only provisions of FAS 123 and applies APB Opinion 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal years 2001, 2000 and 1999 the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                               Year ended March 31
                                                           2001         2000         1999
                                                      ------------------------------------
Net loss, as reported                                 $ (21,058)   $    (973)   $ (15,838)
Net loss, pro forma                                     (31,473)      (4,561)     (19,911)

Net loss per share - basic and diluted, as reported   $   (0.99)   $   (0.05)   $   (0.97)
Net loss per share - basic and diluted, pro forma         (1.49)       (0.26)       (1.22)

The fair value of each option as of date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions used for fiscal years 2001, 2000, and 1999: expected volatility calculations based on historical data (1.481, 1.086 and 1.164, respectively) and risk free interest rates based on U.S. government strip bonds on the date of grant (6.41%, 5.94% and 5.21%, respectively) with maturities equal to the expected option lives of five years. No dividends are assumed.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2001 is as follows:

     Employee stock option granted shares outstanding              5,841,000
     Employee stock options available for grant                    2,539,000
     Employee stock purchase plan shares available for grant         533,000
                                                                 -----------
     Total                                                         8,913,000
                                                                 ===========

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

8. Stockholders' Equity (continued)

Private Placements

On September 1, 2000, the Company, issued and sold, in a private placement, an aggregate of 355,556 shares of its common stock to two entities affiliated with Integral Capital Partners. The aggregate purchase price of the shares was $5,000,000.

On January 16, 2001 the Company issued and sold, in a private placement, an aggregate of 1,250,000 shares of its common stock to iValue Creation Company, a subsidary of Toshiba Corporation. The aggregate purchase price of the shares was $5,000,000.

The net proceeds for the two private placements, net of issuance cost was $9,986,000 for fiscal year 2001.

9. Retirement Plan

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

During fiscal year 2001, the Company started to match 70% of the basic contribution of 1% to 6% of total employee compensation and such matching amounts vest 20% per year over a five-year period. The Company contributed $149,000 during fiscal year 2001. No employer contributions were made during fiscal years 2000 or 1999.

10. Information by Geographic Area

Information   regarding   operating   information  and  identifiable  assets  by
geographic area is as follows (in thousands):

                                                   Year ended March 31
                                               2001          2000          1999
                                          -------------------------------------
Revenues:
 U.S. operations:
   Domestic revenues                      $   3,703     $     716     $     517
   Export revenues:
       Japan                                  7,788         5,542         6,771
       United Kingdom                         5,074         5,881         1,472
Foreign operations (principally Europe)          --            --            22
                                          -------------------------------------
                                          $  16,565     $  12,139     $   8,782
                                          =====================================

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

10. Information by Geographic Area (continued)

                                              Year ended March 31
                                        2001             2000             1999
                                  --------------------------------------------
Operating loss:
    U.S. operations               $  (17,192)      $   (2,078)      $  (12,756)
    Foreign operations                (4,654)          (3,128)          (3,514)
                                  --------------------------------------------
                                  $  (21,846)      $   (5,206)      $  (16,270)
                                  ============================================

                                                 As of March 31
                                        2001             2000             1999
                                  --------------------------------------------
Identifiable assets:
     U.S. operations              $   55,390       $   40,673       $   17,315
     Foreign operations                  873              786              868
                                  --------------------------------------------
                                  $   56,263       $   41,459       $   18,183
                                  ============================================

11. Legal Actions-Litigation

The Compnay is not involved in any material litigation. On April 25, 2000, Openwave Systems Inc., formally Phone.com filed a declaratory relief complaint alleging that the Flex UI patent is invalid and unenforceable. On June 15, 2000, the Company filed a countersuit in the United States District Court in San Francisco against Phone.com. The lawsuit sought to demonstrate that the activity of Phone.com and its licensees utilizing Phone.com's UP Server Suite and UP Browser infringes on Geoworks Flexible User Interface patent. On September 8, 2000 the Compnay filed a complaint with the U.S. International Trade Commission (the "ITC") against Phone.com, Sanyo Electric Co., Ltd. of Japan and Sanyo North America seeking an order to block importation into the U.S. of WAP cellular telephones containing Phone.com's microbrowsers. One month later, the ITC announced it had accepted the complaint and initiated an investigation into this matter. On December 28, 2000, the Company announced an agreement between Openwave Systems Inc., formally Phone.com, to settle the patent dispute by entering into a royalty-free patent cross-license, and the companies have dismissed their patent litigation in federal district court and in the ITC.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2001

12. Restructuring Charges

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

The following table summarizes the restructuring activity (in thousands):

                                                     Severance     Write-off of      Accrual of
                                                    and related      property           lease
                                                      charges      and equipment     commitments         Total
                                                   -------------------------------------------------------------
Total restructuring charges                        $      247       $      501       $    1,042       $    1,790
Amount paid                                               (59)              --               --              (59)
Write-off of property and equipment                        --             (501)              --             (501)
                                                   -------------------------------------------------------------
Accrued liabilities at March 31, 1999                     188               --            1,042            1,230
Amounts paid                                             (188)              --             (453)            (641)
Reversal of accrued lease commitments                      --               --             (589)            (589)
                                                   -------------------------------------------------------------
Accrued liabilities at March 31, 2000              $       --       $       --       $       --       $       --
                                                   =============================================================

13. Subsequent Events

On June 12, 2001 the Company announced that it was reorganizing its operations, exiting the Mobile Application Service Provider market and accelerating the integration of its two software platforms. These actions were taken to focus the Company's efforts on the area of greatest current potential while reducing operating expenses and conserving resources. In connection with these actions the Company announced that it will reduce its workforce by approximately 22 percent.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers and directors is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to our 2001 Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2001 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to our 2001 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our 2001 Proxy Statement.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Financial Statement Schedules

     1.   Financial Statements.

          The following Consolidated Financial Statements of Geoworks and Report of Independent Auditors are included in Item 8 of this report on Form 10-K.

               Report of Independent Auditors

               Consolidated Balance Sheets

               Consolidated Statements of Operations

               Consolidated Statements of Stockholders' Equity

               Consolidated Statements of Cash Flows

               Notes to Consolidated Financial Statements

     2.   Financial Statement Schedules.

          All schedules are omitted, because they are not required, are not applicable, or the information is included in the consolidated financial statements and notes thereto.

     3.   Exhibits.

          The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

          Exhibit Number/Description of Document
          --------------------------------------

          3.1a Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.01 to Registrant's report on Form 8-K filed October 27, 1997.)

          3.1b Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2000, with the Secretary of State of the State of Delaware. (Incorporated by reference to Exhibit 3.1.a to Registrant's report on Form 10-Q filed for the quarter ending September 30, 2000 on November 14, 2000.)

          3.1c Certificate of Designations of Series A Junior Participating Preferred Stock of the Registrant, filed March 12, 2001, with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 1 to the Registrant's registration statement on Form 8-A, filed March 12, 2001.)

          3.2a Bylaws of the Registrant (incorporated by reference to Exhibit to Registrant's report on Form 8-K filed October 27, 1997.)

          3.2b Amendment to Bylaws of the Registrant to separate the executive positions of Chief Executive Officer and President incorporated by reference to Exhibit 4.1 on Form 10-Q filed on February 14, 2001.

          4.1a Shareholder Rights Plan, dated as of March 9, 2001, between the Registrant and Mellon Investor Services, L.L.C. (incorporated by reference to Exhibit 1 to the Registrant's registration statement on Form 8-A, filed March 12, 2001.)

          4.1b   Specimen  Stock  Certificate   (incorporated  by  reference  to
                 Exhibit 4.1 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)

          10.1 Form of Indemnification Agreement between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1997.)

          10.2   1987 Stock  Option Plan  (incorporated  by reference to Exhibit
                 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)

          10.3 1994 Stock Plan, as amended through May 27, 1997 (incorporated by reference to Exhibit 4.03 to Registrant's Registration Statement on Form S-8 (File No. 333-39863) filed November 10, 1997.)*

          10.4   Form of Stock Option Agreement under the 1994 Stock Plan.

          10.5 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Registrant's
                 Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)*

          10.6 Lease dated December 30, 1993 for facilities located at 960 Atlantic Avenue, Alameda, California (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)

          10.7 Amendment Number Five to lease for facilities located at 960 Atlantic Avenue, Alameda, CA, dated March 15, 1996 (incorporated by reference to Exhibit 10.29 to Registrant's report on Form 10-K for the year ended March 31, 1996.)

          10.8 Corporate Technology Agreement between Toshiba Corporation and Geoworks dated March 17, 1993 (incorporated by reference to
                 Exhibit 10.12 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.) ###

          10.9 Amendment Number One to Corporate Technology Agreement between the Company and Toshiba Corporation dated June 30, 1994
                 (incorporated by reference to Exhibit 10.17 to Registrant's report on Form 10-Q for the quarter ended June 30, 1994.) ###

          10.10 Amendment Number Three to Corporate Technology Agreement between the Company and Toshiba Corporation dated September 29, 1995 (incorporated by reference to Exhibit 10.27 to Registrant's report on Form 10-Q for the quarter ended December 31, 1995.) ###

          10.11 Addendum to Corporate Technology Agreement between Geoworks and Toshiba, dated December 16, 1996 (incorporated by reference to Exhibit 10.39 to Registrant's report on Form 10-Q for the quarter ended December 31, 1996.) ###

          10.12 Software Development and Licensing Agreement between Nokia Mobile Phones Ltd. and Geoworks dated December 2, 1994 (incorporated by reference to Exhibit 10.23 to Registrant's original Annual Report on Form 10-K or amendments thereto on Form 10-KA for the year ended March 31, 1995.) ###

          10.13 Technology License Agreement dated January 12, 1996 between Geoworks and Ericsson Mobile Communications (incorporated by reference to Exhibit 10.28 to Registrant's report on Form 10-K for the year ended March 31, 1996.) ###

          10.14  Supplemental   Stock  Option  Plan  effective  August  5,  1996
                 (incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 filed August 5, 1996.) *

          10.15 Form of Stock Option Agreement under the Supplemental Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-8 filed August 5, 1996.) *

          10.16 Technology License Agreement between Geoworks and NEC Corporation, dated April 26, 1996 (incorporated by reference to
                 Exhibit 10.36 to Registrant's report on Form 10-Q for the quarter ended September 30, 1996.) ###

          10.17  1997  Supplemental  Stock Plan  (incorporated  by  reference to
                 Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed March 25, 1997.)

          10.18 Form of Stock Option Agreement under the 1997 Supplemental Stock Plan (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 filed March 25, 1997.) *

          10.19 Executive Employment Agreement between Geoworks and David L. Grannan, dated January 10, 1999 (incorporated by reference to
                 Exhibit 10.25 to Registrant's report on Form 10-Q for the quarter ended December 31, 1998.)*

          10.20 Amendment to Executive Employment Agreement between Geoworks and David Grannan dated November 21, 2000.*

          10.21 Purchase Agreement between Geoworks Corporation and Amazon.com, Inc. dated February 12, 1999 (incorporated by reference to Exhibit 10.26 to Registrant's report on Form 10-K for the year ended March 31, 1999 filed June 29, 1999.)

          10.22 Amendment Number One to Geoworks Corporation - Mitsubishi Electric Corporation Technology Agreement, effective March 25, 1999 (incorporated by reference to Exhibit 10.27 to Registrant's report on Form 10-K for the year ended March 31, 1999 filed June 29, 1999.) ###

          10.23 Exhibit A-2 to the Geoworks Corporation-Mitsubishi Electric Corporation Technology Agreement, effective June 30, 1999 (incorporated by reference to exhibit 10.28 to Registrant's report on Form10-Q for the quarter ended June 30, 1999.) ####p

          10.24 Agreement for Software Development Subcontracting, dated November 4, 1999, between Nokia Mobile Phones Ltd. and Geoworks Corporation (incorporated by reference to exhibit 10.29 to Registrant's report on Form 10-Q for the quarter ended December 31, 1999.) ###p

          10.25 Exhibit A-3 to Amendment Number One to Geoworks Corporation - Mitsubishi Electric Corporation Technology Licensing Agreement, MELCO V29170 Development FY 2001 Project effective 1 April 2000 (incorporated by reference to exhibit 10.34 to Registrant's report on Form 10K for the fiscal year ended March 31, 2000 filed June 29, 2000.) ###p

          10.26  Amendment   Number  Five  to   Geoworks  -  Toshiba   Corporate
                 Technology Agreement effective 31 January 2000 (incorporated by reference to exhibit 10.32 to

                 Registrant's report on Form 10-K for the year ended March 31, 2000 filed June 29, 2000.) ###p

          10.27 Geoworks-MyTurn Stock Transfer and Technology License Agreement, effective December 22, 1999 (Incorporated by reference to exhibit 10.30 to Registrant's report on Form10-Q for the quarter ended December 31, 1999.) ###p

          10.28 Lease dated November 21, 2000 between Toubin Realty II, LLC and Geoworks.

          10.29 First Amendment to Lease Agreement dated January 21, 2001 between Toubin Realty II, LLC and Geoworks.

          10.30 Employment agreement with Stephen T. Baker, dated as of July 1, 2000 and incorporated by reference to Exhibit 10.35 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000.*

          10.31 Exhibit 1,2 & 3 to the Joint motions to terminate proceedings in the US District Court and the ITC. The exhibits constitute the publicly filed versions of the settlement between Geoworks Corporation and Openwave Systems Inc., formerly Phone.com entered into December 28, 2000. (Incorporated by reference to Exhibit 10.35 to Registrant's Report Form 10-Q for the quarter ended December 31, 2000 filed on February 14, 2001.) ###p

          21.1   List of Subsidiaries

          23.1   Consent of Independent Auditors (see sequentially numbered Page
                 69)

          24.1   Power of Attorney (see Page 68)

          ### Confidential treatment has been granted as to portions thereof ###p Confidential treatment has been requested and is pending as to portions thereof
          *    Management contract or compensatory plan or arrangement

(b)  Reports on Form 8-K.

     The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

     (1) On January 26, 2001, the company reported under Item 5. "Other Events" that on January 16, 2001, it issued and sold an aggregate of one million, two hundred fifty thousand (1,250,000) shares of its common stock to iValue Creation Company of Toshiba Corporation.

The aggregate purchase price of the transaction was five million dollars ($5,000,000), or $4.00 per share.


     (2) On March 12, 2001, the company reported under Item 5. "Other Events" that it had entered into a Rights Agreement dated March 9, 2001 between the Registrant and Mellon Investor Services, LLC, as Rights Agent.

(c)  Exhibits.

     See Item 14 (a) 3 above.

(d)  Financial Statement Schedules.

     See Item 14 (a) 2 above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 29, 2001

                                           GEOWORKS CORPORATION


                                           By: /s/David L. Grannan
                                           --------------------------------

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

      Signature                       Title                            Date

/s/ David L. Grannan          President, Chief Executive           June 29, 2001
------------------------      Officer, and Director
David L. Grannan              (Principal Executive Officer)

/s/ David Neylon              Chairman of the Board                June 29, 2001
------------------------
David Neylon

/s/ John B. Balousek          Director                             June 29, 2001
------------------------
John B. Balousek

/s/ Kevin P. Fitzgerald       Director                             June 29, 2001
------------------------
Kevin P. Fitzgerald

/s/ Andrew Cole               Director                             June 29, 2001
------------------------
Andrew Cole

/s/ Stephen T.  Baker         Director                             June 29, 2001
------------------------
Stephen T. Baker

/s/ Timothy J.  Toppin        Vice President, Chief                June 29, 2001
------------------------      Financial Officer (Principal
Timothy J. Toppin             Financial Officer)


68