Form 10-Q
period 2001-06-30
GEOWORKS /CA/
filed 2001-08-14
CIK 922285

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------


                                    FORM 10-Q

                                 --------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________.

                                     0-23926
                            (Commission file number)

                                   -----------

                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

                                   -----------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date:

     As of August 10, 2002, the Company had outstanding 23,631,496 shares of Common Stock, $ 0.001 par value per share.

                              GEOWORKS CORPORATION


                                      INDEX


                                                                                                   Page
                                                                                                   ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets: June 30, 2001 and March 31, 2001..............    3
           Condensed Consolidated Statements of Operations: Three Months
             ended June 30, 2001 and 2000 ......................................................    4
           Condensed Consolidated Statements of Cash Flows: Three Months ended
             June 30, 2001 and 2000.............................................................    5
           Notes to Condensed Consolidated Financial Statements.................................    6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations    9
           Risk Factors Affecting Future Operating Results......................................   14
Item 3.    Quantitative and Qualitative Disclosures about Market Risk...........................   19

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.....................................................   20

SIGNATURES......................................................................................   21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                              June 30,        March 31,
                                                                 2001            2001
                                                                 ----            ----

                                    ASSETS
Current assets:
   Cash and cash equivalents ............................       $ 8,546       $13,713
   Accounts receivable ..................................         2,049         2,769
   Prepaid expenses and other current assets ............           466           538
                                                                -------       -------
     Total current assets ...............................        11,061        17,020

Property and equipment, net .............................         3,304         3,576
Long-term investments ...................................         4,038         4,038
Goodwill and other intangible assets, net ...............        29,605        31,556
Other assets ............................................            73            73
                                                                -------       -------
                                                                $48,081       $56,263
                                                                =======       =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................       $ 1,608       $ 2,374
   Accrued liabilities ..................................         4,486         2,874
   Deferred revenue .....................................         1,050         1,128
   Current portion of capital lease obligation ..........            31            28
                                                                -------       -------
     Total current liabilities ..........................         7,175         6,404

Capital lease obligations, net of current portion .......           128           128
Other accrued liabilities ...............................         1,158          --

Stockholders' equity ....................................        39,620        49,731
                                                                -------       -------

                                                                $48,081       $56,263
                                                                =======       =======


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                  Three Months Ended
                                                                        June 30,
                                                              ------------------------
                                                                  2001          2000
                                                                  ----          ----
Net revenues:
   Professional services ..............................       $  2,016        $  2,055
   Software and related services ......................          1,240           1,975
                                                              --------        --------
     Total net revenues ...............................          3,256           4,030
Operating expenses:
   Cost of professional services ......................          1,242           1,189
   Cost of software and related services ..............            225              18
   Sales and marketing ................................          2,223           1,473
   Research and development ...........................          3,294           1,646
   General and administrative .........................          1,535           1,313
   Amortization of goodwill and other intangible assets          1,950            --
   Restructuring charges ..............................          2,291            --
   Asset impairment charges ...........................            659            --
                                                              --------        --------
     Total operating expenses .........................         13,419           5,639
                                                              --------        --------
Operating loss ........................................        (10,163)         (1,609)
Other income (expense):
   Interest income ....................................            104             228
   Interest expense ...................................             (1)           --
                                                              --------        --------
Loss before income taxes ..............................        (10,060)         (1,381)
Provision for income taxes ............................             61             173
                                                              --------        --------
Net loss ..............................................       $(10,121)       $ (1,554)
                                                              ========        ========

Net loss per share basic and diluted ..................       $  (0.43)       $  (0.08)
                                                              ========        ========

Shares used in per share computation basic and diluted          23,425          18,551
                                                              ========        ========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                     -------------------------

                                                                                      June 30,        June 30,
                                                                                        2001            2000
                                                                                        ----            ----

Operating activities:
   Net loss ..................................................................       $(10,121)       $ (1,554)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................            412             188
     Amortization of goodwill and other intangible assets ....................          1,950              --
     Non-cash restructuring and asset impairment charges .....................          2,950              --
     Amortization of deferred compensation and other .........................             71              14

     Changes in operating assets and liabilities .............................            438            (486)
                                                                                     --------        --------
Net cash used in operating activities ........................................         (4,300)         (1,838)
                                                                                     --------        --------
Investing activities:
   Purchases of property and equipment .......................................           (800)           (888)
                                                                                     --------        --------
Net cash provided by investing activities ....................................           (800)           (888)
                                                                                     --------        --------
Financing activities:
   Payments of capital lease and debt obligations ............................             (6)             --
   Net proceeds from issuance of common stock ................................             --             542
                                                                                     --------        --------
Net cash (used in) provided by financing activities ..........................             (6)            542
                                                                                     --------        --------
Foreign currency translation adjustments .....................................            (61)             42
                                                                                     --------        --------
Net decrease in cash and cash equivalents ....................................         (5,167)         (2,142)
Cash and cash equivalents at beginning of period .............................         13,713          17,204
                                                                                     --------        --------
Cash and cash equivalents at end of period ...................................       $  8,546        $ 15,062
                                                                                     ========        ========


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements for the three months ended June 30, 2001 and 2000 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

Certain reclassifications have been made to the prior period's financial statements to conform to the current period's presentation.

2.   Net Loss Per Share

Basic net loss per share information for all periods is presented in accordance with the requirements of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128"). Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding common stock equivalents. The effect of potentially dilutive stock options has been excluded from the computation of diluted net loss per share because the effect of their inclusion would be antidilutive.

If the Company had reported net income for the three months ended June 30, 2001 and 2000, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For the three months ended June 30, 2001 and 2000, the calculation would have included the common stock equivalent effects of 6,387,045 and 3,503,957 stock options outstanding, respectively.

3.   Long-Term Investments and Derivative Instruments

Long-term investments and derivative instruments were as follows (in thousands):

                                                                    June 30,     March 31,
                                                                      2001          2001
                                                                    ----------------------
     Wink Communications, Inc.                                       $1,229       $2,400
     Other                                                                2            2
                                                                    ----------------------
     Total long-term investments                                      1,231        2,402
      Derivative instruments related to investments                   2,807        1,636
                                                                    ----------------------
        Total long-term investments and derivative instruments       $4,038       $4,038
                                                                    ======================

The Company's marketable equity securities and its long-term investments are classified as available for sale. The carrying value of the Company's investment in Wink Communications, Inc ("Wink") is determined based on the closing price of this company's common shares at each balance sheet date. The fair value of the Wink investment and the related derivative instruments will fluctuate with the market price of Wink common shares. The Company entered into these derivative instruments in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that, at maturity or expiration, the minimum value of the Wink investment is limited to $4,036,000 and the maximum value of the Wink investment is limited to $7,397,000, depending on the common share price of Wink at that time. As of June 30, 2001, the fair value of the investment in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink ($1,229,000) and the current fair value of the derivative instruments ($2,807,000). As of June 30, 2001 the Company owns 480,000 common shares of Wink. These derivative instruments do not prevent the Company from selling Wink shares, but such a sale would have to be preceded by a settlement of the associated derivative instruments at the stated contract price. The unrealized gain on these investments is equal to the fair value of each investment (including the fair value of the related derivative instruments) and is included in stockholders' equity.

Gains recognized on the sale of these investments are reported as other income. No such sales were recorded in the three months ended June 30, 2001 and 2000.

4.   Comprehensive Loss

       Comprehensive loss consists of the following (in thousands):

                                                                                                     Three Months Ended
                                                                                                           June 31,
                                                                                                   -----------------------
                                                                                                     2001          2000
                                                                                                     ----          ----

Net loss ..................................................................................        $(10,121)      $(1,554)

Unrealized loss on marketable securities and derivative instruments .......................              --        (2,849)

Foreign currency translation adjustments ..................................................             (61)          42
                                                                                                   ---------      -------
Comprehensive loss ........................................................................        $(10,182)      $(4,361)
                                                                                                   =========      =======

5.   Restructuring and Asset Impairment Charges

In June 2001, the Company reorganized its operations, exited the Mobile ASP (Application Service Provider) market, and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection therewith, the Company terminated 43 employees or approximately 22% of its workforce and recorded restructuring and impairment charges of approximately $3.0 million for the quarter. Most of the terminated employees were from the Alameda, California location. The remaining Alameda employees were consolidated into a portion of the Company's Alameda facility and the vacated portion of the facility is being marketed for sublease.

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs, (related primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                            Severance    Accrual of
                                                               and         lease          Contract
                                                             related     commitments,   termination       Total
                                                             charges        net            costs
                                                           -----------------------------------------------------
Total restructuring charges ........................       $   468        $ 1,232        $   591        $ 2,291
Amount paid as of June 30, 2001 ....................          (115)            --             --           (115)
                                                           -----------------------------------------------------
                                                               353          1,232            591          2,176
Less:
   Current portion of restructuring charges (accrued
   liabilities) ....................................          (353)          (392)          (273)        (1,018)

                                                           -----------------------------------------------------
Non-current portion of restructuring charges (other
   accrued liabilities) ............................       $    --        $   840        $   318        $ 1,158
                                                           =====================================================

In addition, primarily as a result of the reorganizaion, non-recurring, non-cash asset impairment charges of $659,000 were recorded for the three months ended June 30, 2001 to write down equipment which is no longer being used in operations, net of estimated recoveries.

6.   Issuance of Restricted Stock

In May 2001, the Company awarded 207,500 restricted shares of common stock to employees and directors for continued service. The Company recorded deferred compensation of $311,000. These restricted share grants vest at a rate of 4.2% for each thirty-day period following the date of grant that the recipient continues to provide services to the Company. Compensation expense will be recognized over the vesting period. For the three months ended June 30, 2001, the Company recorded amortization of deferred compensation of $26,000.

7.   New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB statements Nos. 141 and 142 (FAS 141 and FAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. FAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired.

The provisions of FAS 141 are effective immediately, except with regard to business combinations initiated prior to July 1, 2001. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. Goodwill and other intangible assets acquired in business combinations completed before July 1, 2001, will continue to be amortized prior to the adoption of FAS 142. The Company is currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have on its results of operations and its financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and our management's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause actual results to vary include, but are not limited to:
(i) risks associated with our history of operating losses; (ii) risks associated with our ability to meet our capital needs in order to execute our business plan; (iii) risks associated with our dependence on the development of the market for mobile data software; (iv) risks of competition in mobile data software and services; (v) risks associated with rapid technological change; and
(vi) risks related to our dependence on a limited number of customers. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors Affecting Future Operating Results" beginning on page 14, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this document, which speak only as of the date this document was published. We undertake no obligation to publicly release updates or revisions to these statements.

Acquisition of AirBoss

On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia, consisting of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss"). The transaction was accounted for using the purchase method of accounting.

Effective as of closing of the acquisition, we established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to, and assumed by us as part of the acquisition. In connection with the acquisition, Telcordia terminated the employment of twenty-five individuals, who were then immediately hired by us.

Restructuring

On June 12, 2001, we announced a reorganization intended to strengthen our completive position and our operations, exited the Mobile ASP (Application Service Provider) market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. As a result we terminated 43 employees or approximately 22% of our workforce and recorded restructuring and impairment charges of approximately $3.0 million for three months ended June 30, 2001. The remaining Alameda employees were consolidated into a portion of Alameda facility and the vacated portion of the facility is being marketed for sublease.

As the reorganization occurred in June 2001, the impact of the reorganization on the expense levels will be more visible in the three months ended September 30, 2001. We expect operating expenses in the coming quarter to decrease 15-20% as compared to the quarter ended June 30, 2001.

Results of Operations

                                           Three Months Ended       Change
                                           ------------------       ------
                                           June 30,  June 30,
                                             2001      2000      $          %
                                             ----      ----    ----       ----

Net revenues (in thousands):

   Professional services ................    2,016    2,055   $  (39)       (2)%
   Software and related services ........    1,240    1,975     (735)      (37)
                                            ------   ------   ------    ------
Total net revenues ......................   $3,256   $4,030   $ (774)      (19)%
                                            ======   ======   ======    ======


Net Revenues

Professional services revenue. Professional services revenue in the three months ended June 30, 2001 decreased by $39,000, or 2%, in comparison with the three months ended June 30, 2000. The decrease was primarily attributable to a decrease in the number of hours billed for client projects during the quarter, resulting from a decrease in the number of primary customers for these services, to two for the three months ended June 30, 2001, from three for the three months ended June 30, 2000. Our professional service projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications.

Software and related services revenue. Software and related services revenue in the three months ended June 30, 2001 decreased $735,000, or 37%, in comparison with the three months ended June 30, 2000. This decrease is due primarily to the loss of the royalty revenue from our legacy operating system products. In the three months ended June 30, 2000, software and related services revenues included approximately $1,967,000 in royalty revenue from our legacy operating system product as compared to approximately $270,000 in the three months ended June 30, 2001. Historically, our license and other revenues have been generated primarily by operating system and various application softwares we developed that are included in smart phones. As the last of these products containing the Geoworks operating systems reach the conclusion of their life cycles, the license revenue from these legacy products has continued to diminish. In addition, because we have sold operating system source code and terminated a number of license agreements over the past three fiscal years, the number of OEM license agreements, which could generate future royalty revenues, has decreased. These decreases were partially offset by revenues generated by the Airboss line of software products and related services, which we acquired as a result of the Airboss acquisition in July 2000. AirBoss products and services accounted for approximately $750,000 in revenues for the three months ended June 30, 2001.

We expect AirBoss product revenues to continue to be a significant portion of our revenues in the future. Much of our future success will depend on the acceptance of these products and services by wireless carriers and their subscribers. Our business model is to license our software to carriers for a one-time server license fee and then receive additional seat license fees for each end user that is enabled to access applications based on our platform. We also receive annual maintenance and upgrade fees based on the initial and additional server and client licenses. Therefore, our revenues grow as carriers roll out and their users adopt enhanced data services. This model is dependent upon both our success in adding carrier customers as well as the carriers' success in marketing such services to their customers

Software and related services revenue also includes license fees generated from our Flex UI licensing program. For the three months ended June 30, 2001, the Company recorded approximately $212,000 in Flex UI licensing revenues.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services increased $53,000, or 4%, to $1,242,000 for the three months ended June 30, 2001 in comparison with the three months ended June 30, 2000.

Gross margin percentages on professional services revenues were 38%, and 42% during the three months ended June 30, 2001 and 2000, respectively. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. Our utilization rates were not as high in the quarter ended June 30, 2001 as compared to the same quarter of the prior year and therefore the resulting gross margin percentage decreased.

Cost of Software and Related Services. Cost of software and related services are composed primarily of expenses incurred to provide software customization services including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services increased $207,000, or 1,150%, to $225,000 for the three months ended June 30, 2001 in comparison with the three months ended June 30, 2000. The increase is primarily due to the fact that we began providing software and related customization services for the Airboss line of software products after the AirBoss acquisition in July 2000. For the three months ended June 30, 2001, cost of customization services was approximately $221,000. No such cost was recorded in the three months ended June 30, 2000.

To calculate the gross margin on software and related services for the three months ended June 30, 2001, we have included direct costs of software and related services as well as the amortization of $513,000 of other intangible assets acquired in the AirBoss acquisition. No such amortization was applicable for the three months ended June 30, 2000. Such technology-related expenses are included in amortization of goodwill and other intangible assets. Including this additional amortization expense, the Company's gross margin percentages on software and related services was 40% for the three months ended June 30, 2001. Excluding these non-cash amortization expenses, the gross margin percentages on software and related services were 82%, and 99% for the three months ended June 30, 2001, and 2000 respectively. The gross margins on these revenues are lower because of the addition of the revenues and associated costs of providing customization services. The gross margin recognized on such services is subject to several variables, particularly the mix of products and services provided and the average rates charged for such services. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense increased $750,000, or 51%, to $2,223,000, during the three months ended June 30, 2001, in comparison with the three months ended June 30, 2000. This increase is due primarily to an increase in personnel and business activity, including business development, as we expanded our efforts to market our new services, particularly the AirBoss Application Platform and launched our Mobile Business Alliance Program. The average number of sales and marketing personnel in the quarter ended June 30, 2001 grew by 53% compared to the same quarter of the prior year.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, cost of computer equipment used in software development and related facilities overhead expense. Research and development expense increased by $1,648,000, or 100% to $3,294,000, during the three months ended June 30, 2001, in comparison with the three months ended June 30, 2000. This increase is attributable principally to increased staffing and related costs, as we expanded our research and development efforts. In particular, the Company has focused on software development for the AirBoss Application Platform. The average number of research and development personnel in the quarter ended June 30, 2001 grew by 99% compared to the same quarter of the prior year.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense increased by $222,000 or 17%, to $1,535,000, during the three months ended June 30, 2001, in comparison to the three months ended June 30, 2000. This increase was due to increased personnel costs required to build the administrative infrastructure to support the new business plan and the AirBoss acquisition. The average number of general and administrative personnel in the quarter ended June 30, 2001 grew by 37% compared to the same quarter of the prior year.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $1,950,000 for the three months ended June 30, 2001, and relates to the AirBoss acquisition in July 2000.

We review long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable. For the three months ended June 30, 2001, possible impairment indicators included, but were not limited to, the decline in the Company's stock price, and continued operating losses. Possible impairment of our intangible assets was determined based on estimated future undiscounted cash flows to be generated. The estimates resulting from the analysis indicated that no impairment was present.

Per the issuance of FAS 142, fiscal year 2003 accounting for goodwill changes from an amortization method to an impairment-only approach. We are currently evaluating the effect that the adoption of FAS 141 and FAS 142 will have our results and our financial operations. See further discussion in Note 7 of Notes to the Condensed Consolidated Financial Statements.

Restructuring charges. Restructuring charges were $2,291,000 for the three months ended June 30, 2001. This was attributable to the reorganization announced on June 12, 2001. The restructuring charges consist of severance payments for 43 terminated employees, accrual for related contract termination costs (relating primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions. As of June 30, 2001, approximately $115,000 in severance payments had been paid. Majority of the severance payments will be paid in the next quarter. The remaining severance will be paid over three quarters and the other contract and lease commitment liabilities are scheduled to be paid through fiscal year 2005. See further discussion in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

As a result of the reorganization, we expect operating expenses in the coming quarter to decrease 15-20% from the current quarter.

Asset impairment charge. A non-recurring, non-cash, asset impairment charge of $659,000 was recorded for the three months ended June 30, 2001 in order to write down equipment which was no longer being used in operations, net of estimated recoveries. This charge was primarily attributable to the restructuring announced on June 12, 2001. See further discussion in Note 5 of the Notes to the Condensed Consolidated Financial Statements.

Other Income (Expense)

Interest Income. Interest income decreased by $124,000, or 54%, to $104,000, during the three months ended June 30, 2001, in comparison to the three months ended June 30, 2000. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the three months ended June 30, 2001 and 2000 as we have had minimal balances of capital lease and debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives, which could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $61,000 for the three months ended June 30, 2001 and $173,000 for the three months ended June 30, 2000. The decrease is due to the decreased level of royalties received in the current quarter as compared to the same period of the prior year.

Liquidity and Capital Resources

The Company's total cash and cash equivalents were $8,546,000 at June 30, 2001, compared with $13,713,000 at March 31, 2001. Net cash used by operations in the three months ended June 30, 2001 was $4,300,000. The balance of our cash usage in the three months ended June 30, 2001 has been due principally for purchases of equipment. This level of cash usage is significantly larger than in the three months ended June 30, 2000 because we have been increasing our investment in research and development and sales and marketing activities in order to execute our business plan. The resulting net cash loss (excluding non-cash amortization of goodwill and other intangible assets, restructuring charges, and asset impairment charges) in the three months ended June 30, 2001 of $5,221,000 was the primary reason for the decline in our cash balance. We expect to incur additional substantial operating losses at least through fiscal year 2002.

Purchases of property and equipment for the three months ended June 30, 2001and 2000, were $800,000, and $888,000, respectively. The capital spending in the three months ended June 30, 2001 was primarily due to the relocation and consolidation of the AirBoss offices in New Jersey.

During fiscal year 2001, we entered into a series of derivative contracts to hedge against a decline in the value of our investment in Wink Communications, Inc. ("Wink"). See Note 3 to Notes to Condensed Consolidated Financial Statements. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that, at maturity or expiration, the minimum value of the Wink investment is limited to $4,036,000 and the maximum value of the Wink investment is limited to $7,397,000, depending on the common share price of Wink at that time. At this time we anticipate that this investment will be converted to cash pursuant to the terms of the derivative contract in November and December 2001.

Although we have taken action to reduce our expense rates, we expect to continue to incur substantial costs for research and development and additional sales and marketing expenses and we expect to incur additional operating losses at least through the remainder of fiscal year 2002. Although we currently anticipate that our existing cash and capital resources will be adequate to satisfy our operating requirements for fiscal year 2002, we intend to seek additional financing this year to fund future operations. We cannot assure you that such additional funding will be available on acceptable terms, if at all. If such funding cannot be secured, further expense reductions, sale of assets or businesses, or some form of combination with a third party may be necessary.

Risk Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses: We have a history of losses and expect losses in the future.

Since we were formed in 1983, we have incurred significant losses, and suffered substantial negative operating cash flow. As of June 30, 2001, we had an accumulated deficit of approximately $121.2 million. We incurred operating losses of approximately $10.1 million in the three months ended June 30, 2001 and $21.8 million, $5.2 million and $16.3 million in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. We expect to continue to incur losses for the remainder of fiscal year 2002, and it is unclear when, if ever, we will be profitable.

Adequacy of Capital Resources to Execute Business Plan: We expect to require future additional funding to execute our business plan.

Our future liquidity and capital requirements will depend on numerous factors including revenue from operations, working capital requirements, our investment in product development, and sales and marketing activities, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have relied on the sale of capital stock to finance our operations. In seeking additional financing to execute our business plan, there can be no assurance that it will be available and, if available, the terms will likely be dilutive and burdensome. If we issue additional equity securities, the ownership percentage of existing stockholders will be reduced. If adequate funds are not available, we may be required to forego market or research opportunities, to significantly scale back our operations, to sell or liquidate assets or businesses or to form some type of business combination with a third party. We expect that the cash we receive from revenues and our cash and marketable securities on hand will be sufficient to meet our operating working capital and capital expenditures needs through the end of fiscal year 2002.

Dependence on the Development of the Market for Mobile Data Software: Our long-term success is dependent on the development of the market for mobile data software and services.

The market for mobile data software is still emerging and continued growth in demand for mobile data applications remains uncertain. The successful, practical and effective distribution of content and services to mobile devices depends on many factors including the deployment and availability of appropriate network infrastructure and the development and availability of appropriate mobile devices for data applications as well as the applications themselves. We cannot assure you that demand for mobile data applications will continue to grow, or that our technology will be suitable for the distribution infrastructure as it develops. If the market for our products and services does not grow, or grows more slowly than we currently anticipate, our expected financial performance will be adversely affected.

Competition in Mobile Data Software and Services: We are seeing increasing competition in the mobile data software and services sector that could harm our ability to increase sales or impact the prices we can charge.

We face growing competition from both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the market for mobile data software. These companies include Aether Systems, Avantgo, Brience, Broadbeam, Everypath, GoAmerica, IBM, Infospace, Microsoft, Openwave, Oracle, Pumatech, Sun Microsystems, Neomar, 4th Pass, MDSI Mobile Data Solutions Inc. and Wysdom. Many of our current and potential competitors have greater financial, technical, marketing and distribution resources than we do. In addition, they may have a larger market presence, more widely deployed wireless server technology and greater client development resources than Geoworks. Our business could be seriously impacted if competitors announce new products, features, technologies or services that contribute to customers deferring purchase of our software or services or competitors introducing products or services that replace or shorten the life cycle of our existing offerings. We cannot assure you that we will be able to compete effectively with current and future competitors or that competitive pressures will not cause our revenues or income to decline or otherwise harm our business, operating results and financial condition.

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

To date, we have developed almost all of the applications running on Mobile Server+ and the AirBoss Application Platform. We need to build a community of software programmers focused on developing additional applications for these platforms to encourage mobile carriers to adopt our platform, to facilitate enterprise adoption of our platforms and to drive future revenue growth. We have taken the first steps to build a developer community including: providing comprehensive development tools which include product documentation, debugging tools and easy-to-use APIs based on industry standards; launching our Mobile Business Alliance program which provides developers with the infrastructure to evaluate, develop, deploy and support wireless applications; and rolling out our developer program to the Cingular developer community in May 2001. However, there is no guarantee that we will be successful in developing this community and the development of this community may not result in increased revenues. If we invest resources in building a developer community and our revenues do not increase correspondingly, our financial performance and condition would be materially and adversely affected.

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

Developing relationships with carriers is a key component of our business model because a single carrier can represent millions of subscribers with the potential to generate significant license and maintenance revenue. There are approximately 600 wireless carriers worldwide, a relatively small number of potential customers. To date, Cingular Interactive and BT Cellnet, have licensed our AirBoss Application Platform. We cannot assure you that Cingular Interactive, BT Cellnet or additional carriers will deploy our technology or that large number of carrier-affiliated subscribers will use the services based on our platform.

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

We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. However, we do not regularly conduct comprehensive patent searches. There are a large number of patents in many areas that may apply to our software and we believe there are a large number of pending patent applications, which are not disclosed until a patent is issued, which may apply to our software. Therefore, it is possible we may be subject to a claim of infringement in the future. Any such claim, regardless of merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, and/or cause product delays. In addition, if any such claim was successful, we could be required to discontinue using or selling the infringing software, develop alternative technology or obtain licenses to the alleged infringing technology. We may be unable to develop alternative technologies and a licensing agreement may not be available on acceptable terms, if at all. Moreover, we incorporate software licenses from third parties into our products, and if we lose these licenses, our sales could be disrupted.

Acquisitions may Disrupt our Business: Acquisitions could result in dilution, operating difficulties and other harmful consequences.

We may merge with or acquire technologies or companies in the future that we believe complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Entering into any business combination entails a number of risks, any of which could be harmful to our business. These include: the possibility that we pay more than the acquired business is worth; the difficulty of integrating the operations and personnel of the acquired business into ours; the potential product liability associated with the sale of the acquired business' products; the potential disruption of our ongoing business; the distraction of management from our business; the inability of management to maximize our financial and strategic position; the difficulty of integrating each company's accounting, management information, human resource and other administrative systems to permit effective management, and the reduced efficiencies if such integration is delayed or not implemented; and the impairment of relationships with employees and customers.

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

Our quarterly and annual revenues and operating results are difficult to predict and may fluctuate significantly due to a number of factors, some of which are outside of our control. Risks include, but are not limited to:

o the success of the our efforts to integrate the Mobile Server + and the AirBoss Application Platform products;

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

o    the development of attractive wireless applications by third parties; and

o    actions by our competitors.

Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in revenue levels can cause significant variations in operating results quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for an unexpected revenue shortfall, we would expect our operating performance to be negatively affected. If our operating results were to be below public expectations, we would expect to experience an immediate and significant decline in the market price of our common stock.

In addition, our results may be affected by seasonal and other fluctuations in demand for mobile communications devices and for related software products and services, as well as by the general state of the domestic, Japanese, European and global economies. Because of the current economic downturn, many of our current and prospective customers may elect to delay or postpone investment in wireless data applications, which could materially impact our revenue, operating performance and financial condition. Due to the foregoing factors, we believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance.

International Operations: We have derived most of our revenue from international operations in each of the last three fiscal years and there are many risks associated with these operations.

International operations accounted for 78%, 94% and 94% of total revenue in fiscal years 2001, 2000 and 1999. We anticipate that international revenue will continue to represent a significant portion of our future revenue. International revenue is subject to inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. We earn a substantial portion of our revenue from customers in Europe and Japan and view these regions as strategic to our business objectives. Economic difficulties within these regions could have a material adverse effect on our ability to generate revenue from our international customers. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers.

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

Furthermore, due to the volatility of our stock price, we may be subject to delisting form the Nasdaq National Market system. To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements including a minimum bid price of $1.00 per share. Should our common stock be delisted from the Nasdaq National Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Investment Risk

Our cash and cash equivalents consist of demand deposits and highly liquid securities with original maturities of three months or less. We believe these investments are subject to minimal interest or market risks.

Our long-term investments consist of common shares in Wink Communications, Inc. ("Wink"). The Company entered into a series of derivative instruments in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments will mature or expire in November and December of 2001. These derivative instruments ensure that, at maturity or expiration, the minimum value of the Wink investment is limited to $4,036,000 and the maximum value of the Wink investment is limited to $7,397,000, depending on the common share price of Wink at that time. As of June 30, 2001, the fair value of the investments in Wink is recorded at $4,036,000, which includes the fair value of the common shares of Wink ($1,229,000) and the current fair value of the derivative instruments ($2,807,000). At this time we anticipate that this investment will be converted to cash pursuant to the terms of the derivative contract in November and December 2001.

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

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibits


     Exhibit
      Number        Description
      10.32         Form of Restricted Stock Bonus Agreement for use with the
                    1994 Stock Plan.

      10.33 Software Licensing Agreement between Company, through its UK subsidiary Geoworks UK Limited, and BT Wireless Limited for a limited license of AirBoss software. ###p

      10.34 Software Licensing Agreement between Company, through its UK subsidiary Geoworks UK Limited, and BT Wireless Limited for the provision of AirBoss Client Software and the Software Development Kit and related products and services. ###p


          ###p Confidential treatment has been requested and is pending as to portions thereof


          b)   Reports on Form 8-K

               The Company filed a report on Form 8-K on June 20, 2001 to file a press release dated June 12, 2001 that announced that the Company was cutting its work force by 22% and expected to take a $3 million charge for its quarter ending June 30, 2001 as part of its reorganization and restructuring plan. The news release also announced that Steve Baker, the Registrant's Chief Operating Officer and President, will step down from his management role in August 2001. The Company also filed a press release dated June 14, 2001 detailing certain senior management changes.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                                  GEOWORKS CORPORATION
Date:  August 13, 2001                         By:/s/  Timothy J. Toppin
                                                  -----------------------------
                                                  Timothy J. Toppin
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)