Form 10-Q
period 2001-09-30
GEOWORKS /CA/
filed 2001-11-14
CIK 922285

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

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____.

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

     As of November 13, 2001, the Company had outstanding 23,792,255 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION


                                      INDEX

                                                                         Page
                                                                       ---------
PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets: September
          30, 2001 and March 31, 2001..........................................3

          Condensed Consolidated Statements of Operations:
          Three and Six Months ended  September 30, 2001 and
          2000.................................................................4

          Condensed Consolidated Statements of Cash Flows:
          Three and Six Months ended  September 30, 2001 and
          2000.................................................................5

          Notes to Condensed Consolidated Financial
          Statements...........................................................6

Item 2.   Management's  Discussion and Analysis of Financial
          Condition and Results of  Operations................................10

          Risk   Factors    Affecting    Future    Operating
          Results.............................................................16


Item 3.   Quantitative  and  Qualitative  Disclosures  about
          Market Risk.........................................................21


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders ................22

Item 5.   Other Information ..................................................23

Item 6.   Exhibits and Reports on Form 8-K....................................24


SIGNATURES....................................................................25

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements


                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                    Sept. 30,        March 31,
                                                       2001            2001
                                                 ---------------  --------------
                  ASSETS
Current assets:
   Cash and cash equivalents                     $        7,306   $      13,713
   Accounts receivable                                    1,798           2,769
   Prepaid expenses and other current assets                304             538
                                                 ---------------  --------------
     Total current assets                                 9,408          17,020

Property and equipment, net                               3,662           3,576
Long-term investments and
   derivative instruments                                     2           4,038
Goodwill and other intangible assets, net                12,718          31,556
Other assets                                                 73              73
                                                 ---------------  --------------
                                                 $       25,863   $      56,263
                                                 ===============  ==============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                              $        1,706   $       2,374
   Accrued liabilities                                    3,220           2,874
   Deferred revenue                                       1,500           1,128
   Current portion of capital
      lease obligation                                       28              28
                                                 ---------------  --------------
     Total current liabilities                            6,454           6,404

Capital lease obligations,
   net of current portion                                   113             128
Other accrued liabilities                                 1,035              --

Stockholders' equity                                     18,261          49,731
                                                 ---------------  --------------
                                                 $       25,863   $      56,263
                                                 ===============  ==============


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (In thousands, except share and per share data)


                                                                 Three Months Ended         Six Months Ended
                                                               ------------------------  ------------------------
                                                                Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                   2001         2000         2001         2000
                                                               -----------  -----------  -----------  -----------
Net revenues:
   Professional services ...................................   $    1,520   $    1,789   $    3,536   $    3,844
   Software and related services (1) .......................          484        1,689        1,724        3,664
                                                               -----------  -----------  -----------  -----------
     Total net revenues.....................................        2,004        3,478        5,260        7,508
Operating expenses:
   Cost of professional services............................        1,198        1,064        2,440        2,253
   Cost of software and related services ...................          165          311          390          329
   Sales and marketing......................................        2,091        2,008        4,314        3,481
   Research and development.................................        2,264        2,317        5,558        3,963
   General and administrative...............................        1,033        1,669        2,568        2,982
   Amortization of goodwill and other intangible assets.....        1,941        1,353        3,891        1,353
   Purchased in-process research and development............           --        1,378           --        1,378
   Restructuring charges....................................           --           --        2,291           --
   Write-down of goodwill and other long-lived assets.......       14,769           --       15,428           --
                                                               -----------  -----------  -----------  -----------
     Total operating expenses...............................       23,461       10,100       36,880       15,739
                                                               -----------  -----------  -----------  -----------
Operating loss..............................................      (21,457)      (6,622)     (31,620)      (8,231)
Other income (expense):
   Other income.............................................        3,994          265        3,994          265
   Interest income..........................................           40          227          144          455
   Interest expense.........................................           (2)          --           (3)          --
                                                               -----------  -----------  -----------  -----------
Loss before income taxes....................................      (17,425)      (6,130)     (27,485)      (7,511)
Provision for income taxes..................................           62           29          123          202
                                                               -----------  -----------  -----------  -----------
Net loss....................................................   $  (17,487)  $   (6,159)  $  (27,608)  $   (7,713)
                                                               ===========  ===========  ===========  ===========

Net income (loss) per share--basic and diluted...............   $    (0.74)  $    (0.29)  $    (1.17)  $    (0.39)
                                                               ===========  ===========  ===========  ===========

Shares used in per share computation--basic and diluted .....       23,570       20,964       23,498       19,758
                                                               ===========  ===========  ===========  ===========

   (1)   Revenues from related party                           $      249   $      564   $      249   $      564
                                                               ===========  ===========  ===========  ===========


                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                         Six Months Ended
                                                                     ------------------------------
                                                                      Sept. 30,         Sept. 30,
                                                                        2001              2000
                                                                     ------------      ------------
Operating activities:
     Net loss.....................................................   $   (27,608)      $    (7,713)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
          Depreciation............................................           843               404
          Amortization of goodwill and other intangible assets....         4,069             1,353
          Purchased in-process research and development...........            --             1,378
          Non-cash restructuring and write-down of goodwill
             and other long-term intangible asset charges ........        17,376                --
          Amortization of deferred compensation...................          (207)               35
          Gain on sale of long-term investments...................        (3,994)             (265)
          Changes in operating assets and liabilities.............           360              (698)
                                                                     ------------      ------------
Net cash used in operating activities.............................        (9,161)           (5,506)
                                                                     ------------      ------------
Investing activities:
     Purchases of property and equipment..........................        (1,605)           (1,160)
     Proceeds from sales of long-term investments ................         3,994               265
                                                                     ------------      ------------
Net cash provided by (used in) investing activities...............         2,389              (895)
                                                                     ------------      ------------
Financing activities:
     Payments of capital lease and debt obligations...............           (15)               --
     Net proceeds from issuance of common stock...................           478             5,809
                                                                     ------------      ------------
Net cash provided by financing activities.........................           463             5,809
                                                                     ------------      ------------
Foreign currency translation adjustments..........................           (98)               37
                                                                     ------------      ------------
Net decrease in cash and cash equivalents.........................        (6,407)             (555)
Cash and cash equivalents at beginning of period..................        13,713            17,204
                                                                     ------------      ------------
Cash and cash equivalents at end of period........................   $     7,306       $    16,649
                                                                     ============      ============


                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.     Basis of Presentation

The condensed consolidated financial statements for the three and six months ended September 30, 2001 and 2000 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

If the Company had reported net income for the three and six months ended September 30, 2001 and 2000, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For the three and six months ended September 30, 2001 and 2000, the calculation would have included the common stock equivalent effects of 6,352,137 and 4,205,593 stock options outstanding, respectively.

3. Long-Term Investments and Derivative Instruments

Long-term investments and derivative instruments were as follows (in thousands):

                                                        Sept. 30,     March 31,
                                                          2001           2001
                                                        ------------------------
     Wink Communications, Inc. ......................   $  --           $  2,400
     Other ...........................................      2                  2
                                                        -----           --------
     Total long-term investments .....................      2              2,402
     Derivative instruments related
        to investments ...............................     --              1,636
                                                        -----           --------
        Total long-term investments and
           derivative instruments ....................  $   2           $  4,038
                                                        =====           ========

The Company's marketable equity securities and its long-term investments are classified as available for sale. During the three months ended September 30, 2001 the Company sold the Wink Communications, Inc. ("Wink") investment and converted the related derivative instruments to cash. A total of 480,000 common shares of Wink were sold at a realized gain, including the effect of liquidating the related derivative instruments, of $3,994,000. The Company entered into derivative instruments in November 2000 to hedge against a decline in value of its investment in Wink. The derivative instruments ensured that, at maturity or expiration, the minimum value of the Wink investment would be limited to $4,036,000 and the maximum value of the Wink investment would be limited to $7,397,000, depending on the common share price of Wink at that time. The derivative instruments were liquidated shortly before their scheduled maturity or expiration dates; hence the realized value was below the minimum value.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


During the three months ended September 30, 2000, 10,800 common shares of Wink were sold at a gain of $265,000.

4. Comprehensive Loss

     Comprehensive loss consists of the following (in thousands):

                                                                  Three Months Ended         Six Months Ended
                                                                       Sept. 30,                Sept. 30,
                                                                ------------------------  -----------------------
                                                                   2001         2000         2001        2000
                                                                -----------  -----------  -----------  ----------
Net loss                                                        $  (17,487)  $   (6,159)  $  (27,608)  $  (7,713)
Unrealized loss on marketable securities                                 -      (11,609)           -     (14,458)
Reclassification adjustment for reversal of realized gains
   on derivative instruments and marketable securities              (4,037)        (265)      (4,037)       (265)
Foreign currency translation adjustments                               (37)          (5)         (98)         37
                                                                -----------  -----------  -----------  ----------

Comprehensive loss                                              $  (21,561)  $  (18,038)  $  (31,743)  $ (22,399)
                                                                ===========  ===========  ===========  ==========

5. Restructuring

In June 2001, the Company reorganized its operations, exited the Mobile ASP (Application Service Provider) market, and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection therewith, the Company terminated 43 employees or approximately 22% of its workforce and recorded restructuring charges of $2,291,000 and impairment charges of $659,000 for the three months ended June 30, 2001. Most of the terminated employees were from the Alameda, California location. The remaining Alameda employees were consolidated into a portion of the Company's Alameda facility and the vacated portion of the facility is being marketed for sublease.

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs, (related primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                           Severance               Contract
                                                          and related    Lease   termination      Total
                                                            charges   commitments   costs
                                                          -----------------------------------------------
Total restructuring charges ............................    $   468     $ 1,232    $   591       $ 2,291
Amount paid as of September 30, 2001 ...................       (258)        (93)        (6)         (357)
                                                          ----------------------------------------------
                                                                210       1,139        585         1,934
Less:
   Current portion of restructuring charges (accrued
   liabilities) ........................................       (210)       (415)      (274)         (899)
                                                          ----------------------------------------------

Non-current portion of restructuring charges (other
   accrued liabilities) ................................    $    --     $   724    $   311       $ 1,035
                                                          ==============================================

Asset impairment charges are further discussed in Note 6 of the Notes to Condensed Consolidated Financial Statements.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6. Write-down of Goodwill and Other Long-lived Asset Charges

In accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets (primarily property and equipment, goodwill, and other intangible assets) are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or appraised value, depending on the nature of the asset.

During the three months ended September 30, 2001 the Company identified such possible impairment indicators including, but not limited to, the significant negative industry and economic trends impacting current operations, declines in the Company's stock price, expected future growth rates, and continued operating losses. Impairment of the Company's intangible assets was determined based on estimated future undiscounted cash flows to be generated. Based on a discounted cash flow analysis, a non-cash write-down of $14,796,000 of goodwill resulting from the Company's acquisition of the AirBoss business unit from Telcordia Technologies, Inc. in July 2000 was recorded in the three months ended September 30, 2001.

For the six months ended September 30, 2001 write-down of goodwill and other long-lived assets includes non-cash asset impairment charges of $659,000 which were recorded to write down equipment which is no longer being used in operations, net of estimated recoveries, primarily as a result of the June 2001 reorganization discussed in Note 5 of the Condensed Consolidated Financial Statements.

6. New Accounting Standards

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

The FASB also recently issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company's financial position or operating results.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7. Subsequent Events

Additional Restructuring Actions

On October 9, 2001, the Company announced that it would be implementing a number of cost cutting measures to conserve Company resources. The Company will reduce its workforce by 45 percent, or 70 employees by December 31, 2001. The Company expects to incur approximately $1.0 million charge for its quarter ending December 31, 2001 as part of its reorganization and restructuring plan.

Stock Option Repricing

On November 5, 2001, the Company announced an offer to all current employees who held outstanding stock options to exchange such options for a different number of options priced as of a more recent market date. This offer is voluntary and must be accepted by individual option holders within twenty business days after receipt of the offer. An Optionee must exchange all of his or her existing options in order to take advantage of the offer. The per share exercise price of the new options issued in this exchange will be the closing price of the Company's common stock as reported by the Nasdaq National Market at least ten business days prior to the closing of the offer. Options issued in the exchange will vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date will be December 31, 2001. The term of the options will be two years. Other than those changes to the exercise price, the vesting schedule, and the term of the option, the terms and conditions of the new options issued in the exchange will be substantially similar to those of the corresponding cancelled options.

This offer to exchange options constitutes an option repricing for financial accounting purposes, requiring the Company to use variable accounting to measure stock compensation expense potentially arising from the options subject to this offer, including options retained by eligible optionees who elected not to participate in the offer. At the end of each reporting period, beginning December 31, 2001, the Company will measure stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, forfeited, or expires. As of November 6, 2001, there were 3,550,264 outstanding options eligible for exchange, and if all were tendered for exchange, then 3,275,000 new options would be issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and our management's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those projected. Factors that may cause actual results to vary include, but are not limited to:
(i) risks associated with our history of operating losses; (ii) risks associated with our ability to meet our capital needs in order to execute our business plan; (iii) risks associated with our dependence on the development of the market for mobile data software; (iv) risks of competition in mobile data software and services; (v) risks associated with rapid technological change; and
(vi) risks related to our dependence on a limited number of customers. Other factors that may cause or contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors Affecting Future Operating Results" beginning on page 16, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this document, which speak only as of the date this document was published. We undertake no obligation to publicly release updates or revisions to these statements.

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

Restructuring Actions

On June 12, 2001, we announced a reorganization intended to strengthen our competitive position and our operations, exited the Mobile ASP (Application
Service Provider) market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. As a result we terminated 43 employees or approximately 22% of our workforce, most of whom were located at our Alameda facility, and recorded restructuring and impairment charges of approximately $3.0 million for three months ended June 30, 2001. The remaining Alameda employees were consolidated into a portion of our Alameda facility and the vacated portion of the facility is being marketed for sublease.

On October 9, 2001, we announced additional cost cutting measures to conserve our resources in light of market uncertainty and lack of visibility. As a result, we reduced our workforce by 70 employees or approximately 45%. As a result of these measures, we expect to incur approximately $1.0 million in restructuring and related charges and expect to realize operating expense savings in the range of $2.5 to $3.0 million per quarter.

 Results of Operations

                                          Three Months Ended           Change            Six Months Ended            Change
                                          ------------------     ------------------     -------------------    -----------------
                                         Sept. 30    Sept. 30                          Sept. 30    Sept. 30
                                           2001        2000          $          %        2001        2000         $           %
                                          -------    -------     --------     -----     -------     -------    -------     -----
Net revenues (in thousands):
   Professional services .............    $ 1,520    $ 1,789     $  (269)     (15)%     $ 3,536     $ 3,844    $  (308)     (8)%
   Software and related services .....        484      1,689      (1,205)     (71)        1,724       3,664     (1,940)    (53)
                                          -------    -------     --------     -----     -------     -------    -------     -----
Total net revenues ...................    $ 2,004    $ 3,478     $(1,474)     (42)%     $ 5,260     $ 7,508    $(2,248)    (30)%
                                          =======    =======     ========     =====     =======     =======    =======     =====

Net Revenues

Professional services revenue. Professional services revenue decreased by $269,000, or 15%, and $308,000, or 8% in the three and six months ended September 30, 2001 respectively, in comparison with the corresponding periods of the prior year. The decreases are primarily attributable to a decrease in the number of hours billed for client projects during the three and six months ended September 30, 2001, primarily because our existing customers have reduced their levels of activity based on their budget constraints. In addition, during the three months ended September 30, 2001, our average billing rates were reduced as a result of contract renewals and we experienced a short-term gap between the conclusion of some previous contracts and some recently signed contracts, which reduced our utilization rates. Our professional services projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications.

Software and related services revenue. Software and related services revenue decreased by $1,205,000, or 71%, and $1,940,000, or 53% in the three and six months ended September 30, 2001, respectively, in comparison with the corresponding periods of the prior year. These decreases are primarily due to the loss of royalty revenue from our legacy operating system products. In the three and six months ended September 30, 2001, software and related services revenues included approximately $30,000 and $300,000, respectively, of royalty revenue from our legacy operating system products, as compared to approximately $800,000 and $2,800,000, respectively, in the three and six months ended September 30, 2000. Historically, our license and other revenues have been generated primarily by operating system and various application softwares we developed that are included in smart phones. As the last of these products containing the Geoworks operating systems reach the conclusion of their life cycles, the license revenue from these legacy products has continued to diminish such that this revenue stream is no longer significant to our operations.

Software and related services revenues from our current products, principally the AirBoss line of software products, totaled approximately $450,000 and $1,400,000, respectively, for the three and six months ended September 30, 2001, as compared to approximately $900,000 for the three and six months ended September 30, 2000. The reduction in the quarterly revenues is primarily due to the loss of our subcontract with Telcordia, a related party, as a result of the termination of Telcordia's contract with Telkom South Africa in March 2001. Revenues from Telcordia accounted for $249,000 for the three and six months ended September 30, 2001 and $564,000 for the three and six months ended September 30, 2000.

We expect AirBoss product revenues to continue to be a significant portion of our revenues in the future. Much of our future success is dependent on the acceptance of these products and services by wireless carriers and their subscribers. Our business model is to license our software to carriers for a one-time server license fee and then receive additional seat license fees for each end user that is enabled to access applications based on our platform. We also receive annual maintenance and upgrade fees based on the initial and additional server and client licenses. Therefore, potential revenue growth is dependant upon the carriers' roll out of products and their users adoption of enhanced data services. This model is dependent upon both our success in adding carrier customers, as well as the carriers' success in marketing such services to their customers.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services increased by $134,000, or 13%, to $1,198,000 for the three months ended September 30, 2001 in comparison with the three months ended September 30, 2000. For the six months ended September 30, 2001, the cost of professional services increased by $187,000, or 8%, to $2,440,000 in comparison with the six months ended September 30, 2000. These cost increases are due primarily to additional labor and subcontractor consulting expenses.

The Company's gross margin percentages on professional services revenues were 21% and 31% during the three and six months ended September 30, 2001, respectively, and 41% for the three and six months ended September 30, 2000. The gross margin recognized on such services is subject to several variables, particularly the average rates charged for these consulting services, the ability of the Company to hire and retain engineering personnel at competitive rates, and the utilization rates of those personnel. During the three months ended September 30, 2001 we renewed some contracts with rates up to 20% lower than the expiring contracts, due to the budget constraints of our customers. In addition, our utilization rates have not been as high in fiscal 2002 as compared to the same time periods of the prior year, primarily due to delays in getting new contracts in place as others expired. Also, we have utilized our subcontracted consultants at a higher level than the prior year due to particular project needs. As a result of these changes, our gross margin percentages have decreased as compared to the prior year.

Cost of Software and Related Services. Cost of software and related services are comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services decreased $146,000, or 47%, to $165,000 for the three months ended September 30, 2001, in comparison with the three months ended September 30, 2000. For the six months ended September 30, 2001, the cost of software and related services increased $61,000, or 19%, to $390,000, in comparison with the six months ended September 30, 2000. The primary source of these costs is the labor and related expense necessary to provide customization services for our AirBoss line of software.

To calculate the gross margin on software and related services for the three and six months ended September 30, 2001, we have included direct costs of software and related services as well as the amortization of $513,000 and $1,026,000 of other intangible assets acquired in the AirBoss acquisition. Such costs for the three and six months ended September 30, 2000 were $343,000. Such technology-related expenses are included in amortization of goodwill and other intangible assets. Including this additional amortization expense, the Company's gross margin (loss) percentages on software and related services were (40%) and 18% for the three and six months ended September 30, 2001, and 61% and 82% for the three and six months ended September 30, 2000.

Excluding these non-cash amortization expenses, the gross margin percentages on software and related services would have been 66% and 77% for the three and six months ended September 30, 2001 respectively. The gross margin percentages would have been 82% and 91% for the three and six months ended September 30, 2000, respectively. The gross margins on these revenues are lower because of the change in the mix of software and services revenue, as royalty revenues with very little related direct costs have decreased significantly, while other software revenues, including those associated with customizing software and the associated costs of providing customization services have become a more significant portion of the revenues and associated costs. The gross margin recognized on such services is subject to several variables, particularly the mix of products and services provided and the average rates charged for such services. Since we have a limited history in providing such services, the gross margin percentages achieved to date are not necessarily indicative of future operating results.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense increased by $83,000, or 4%, to $2,091,000 and $833,000, or 24%, to $4,314,000 during the three and six months ended September 30, 2001, respectively, in comparison with the three and six months ended September 30, 2000. These increases were due primarily to additional business activity, including business development, resulting from our efforts to market the AirBoss Application Platform and our Mobile Business Alliance Program. The increased costs primarily reflect increased labor costs as the number of sales and marketing personnel at the end of the quarter ended September 30, 2001 grew by approximately 17% compared to the same quarter of the prior year. Spending on consultants and outside services was significantly reduced and offset most of the employee cost increases.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, cost of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $53,000, or 2%, to

$2,264,000, and increased $1,595,000, or 40%, to $5,558,000 during the three and six months ended September 30, 2001, respectively, in comparison with the three and six months ended September 30, 2000. The number of research and development personnel at the end of the quarter ended September 30, 2001 decreased by approximately 13% compared to the same quarter of the prior year. This decrease in headcount was associated with the reorganization announced in the first quarter of fiscal year 2002. Research and development expense for the six months ended September 30, 2001 includes six months of AirBoss related expenses; whereas, the six months ended September 30, 2000 included only two months of AirBoss-related expenses as a result of the July 2000 AirBoss acquisition.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $636,000, or 38% to $1,033,000, and $414,000, or 14% to $2,568,000 during the three and six months ended September 30, 2001, respectively in comparison with the three and six months ended September 30, 2000. The primary reason for this decrease is reduced legal expense. General and administrative expense for the three and six months ended September 30, 2000 included legal expenses to enforce and defend our patent rights, including the Openwave Systems Inc., formerly Phone.com ("Openwave") related litigation. On December 28, 2000, we announced an agreement between Openwave to settle our patent dispute by entering into a royalty-fee patent cross-license and a strategic business relationship. Additionally, the number of general and administrative personnel at the end of the quarter ended September 30, 2001 decreased by 13% compared to the same quarter of the prior year.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $1,941,000 and $3,891,000 for the three and six months ended September 30, 2001, respectively, and relates to the AirBoss acquisition in July 2000.

Purchased in-process research and development. Due to the AirBoss acquisitions in July 2000, we incurred a non-recurring, non-cash expense for purchased in-process research and development costs of $1,378,000 for the three and six months ended September 30, 2000. See further discussion in the Notes to the Condensed Consolidated Financial Statements.

Restructuring charges. We recorded restructuring charges of $2,291,000 in the six months ended September 30, 2001. This was attributable to the reorganization announced on June 12, 2001. The restructuring charges consist of severance payments for 43 terminated employees, accrual for related contract termination costs (relating primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions. As of September 30, 2001, approximately $258,000 in severance payments had been paid. The remaining severance will be paid over the next two quarters and the other contract and lease commitment liabilities are scheduled to be paid through fiscal year 2005. See further discussion in the Notes to the Condensed Consolidated Financial Statements.

Subsequent to the quarter end, on October 9, 2001, we announced that we are implementing a number of cost cutting measures to conserve Company resources. We will reduce our workforce by 45 percent, or 70 employees by December 31, 2001. We have adopted other cost cutting measures in connection with this reduction in force, including the suspension of our regular cash variable compensation program for managers, which has averaged about twenty percent of managerial base compensation each quarter. Some of these savings will be offset by recent contingent cash bonus offers intended to retain certain key employees and senior managers. As a result of these actions, we expect to record restructuring and related costs of approximately $1.0 million in the three months ending December 31, 2001.

Write-down of goodwill and other long-lived assets. We review long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

A non-recurring, non-cash asset impairment charge of $659,000 was recorded in June, 2001 to write down equipment which was no longer being used in operations, net of estimated recoveries. This charge was primarily attributable to the restructuring announced on June 12, 2001.

During the three and six months ended September 30, 2001, we performed assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments were performed in light of the significant negative industry and economic trends impacting current operations, the decline in the Company's stock price, expected future growth rates, and continued operating losses. As a result of the assessment, we concluded that the decline in market conditions was significant and "other than temporary". As a result, a $14,769,000 write down was recorded in the three months ended September 30, 2001 based on the amount by which the carrying amount of these assets exceeded their fair value.

Fair value was determined based on discounted future cash flows from the AirBoss product line. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values, reflect management's best estimates. The discount rate represents the risk-adjusted cost of capital. See further discussion in the Notes to the Condensed Consolidated Financial Statements.

Variable non-cash stock compensation

On November 5, 2001, the Company announced an offer to all current employees who held outstanding stock options to exchange such options for a different number of options priced as of a more recent market date. This offer is voluntary and must be accepted by individual option holders within twenty business days after receipt of the offer. An Optionee must exchange all of his or her existing options in order to take advantage of the offer. The per share exercise price of the new options issued in this exchange will be the closing price of the Company's common stock as reported by the Nasdaq National Market at least ten business days prior to the closing of the offer. Options issued in the exchange will vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date will be December 31, 2001. The term of the options will be two years. Other than those changes to the exercise price, the vesting schedule, and the term of the option, the terms and conditions of the new options issued in the exchange will be substantially similar to those of the corresponding cancelled options.

This offer to exchange options constitutes an option repricing, requiring the Company to use variable accounting to measure any compensation expense arising from the options subject to this offer, including options retained by optionees who elected not to participate in the offer. Since the exercise price of new options issued in the exchange is at the fair market value on the date of grant, there will be no compensation expense on that date. However, in each reporting period starting December 31, 2001, the Company will recognize compensation expense for any subsequent increases in intrinsic value of the new options and the retained options (measured by changes in the quoted market price of the Company's common stock compared to the exercise price). Subsequent declines in the intrinsic value of these new options and retained optiones will result in reversal of previously recognized expense. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately until each new option is exercised, forfeited, or expires. The Company is not able to provide an estimate of any future stock compensation expense resulting from this repricing, since the amount, if any, is dependent upon the future market price of its common stock. As of November 6 2001, there were 3,550,264 outstanding options eligible for exchange, and if all were tendered for exchange, then 3,275,000 new options would be issued.

Other Income (Expense)

Other Income. Other income of $3,994,000 was recorded in September 2001, as a result of the sale of the remainder of our investment in Wink Communications, Inc. ("Wink") and the conversion to cash of the related derivative instruments. See further discussion in the Notes to the Condensed Consolidated Financial Statements. During the three months ended September 30, 2000, we sold 10,800 shares of Wink at a gain of $265,000.

Interest Income. Interest income decreased by $187,000, or 82%, to $40,000, and $311,000, or 68%, to $144,000 during the three and six months ended September 30, 2001, respectively, in comparison with the three and six months ended September 30, 2000. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the three and six months ended September 30, 2001 and 2000, as we have had minimal balances of capital lease and debt outstanding. As we increase our investment in the assets and infrastructure to support our new business plans, we will consider financing alternatives, which could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense increased by $33,000, or 114% to $62,000, and decreased by $79,000, or 39%, to $123,000 during the three and six months ended September 30, 2001, respectively, in comparison with the three and six months ended September 30, 2000. The decrease is due to the decreased level of royalties received in the current quarter as compared to the same period of the prior year.

Liquidity and Capital Resources

The Company's total cash and cash equivalents were $7,306,000 at September 30, 2001, compared with $13,713,000 at March 31, 2001. Net cash used by operations in the nine months ended September 30, 2001 was $9,161,000. This level of cash usage is significantly larger than that of the prior fiscal year because we have been increasing our investment in research and development and sales and marketing activities in order to execute our business plan. The resulting net cash loss of $10,010,000 (excluding non-cash amortization of goodwill and other intangible assets, restructuring charges, and asset impairment charges) in the six months ended September 30, 2001 was the primary reason for the decline in our cash balance. In addition, we used $1,605,000 to purchase equipment and property in the six months ended September 30, 2001, and as discussed above, we realized $3,994,000 from the sale of the remainder of our investment in Wink and the conversion to cash of the related derivative instruments. We expect to incur additional substantial operating losses at least through fiscal year 2002.

Purchases of property and equipment for the three months ended September 30, 2001 and 2000 were $1,605,000 and $1,160,000, respectively. The capital spending in the three months ended September 30, 2001 was primarily to prepare a facility for occupancy for the former AirBoss employees who had previously occupied offices we had rented from Telcordia since the acquisition in July 2000.

Given the current challenging market environment, the uncertainty around when we may see an economic upturn and the significant time it takes from signing a large carrier client until we generate revenue from the relationship, our visibility into future revenue performance is very limited at this time. Although we have taken action to reduce our expense rates, we expect to incur additional operating losses at least through the remainder of fiscal year 2002. Although we believe that our existing cash and capital resources will be adequate to satisfy our operating requirements for fiscal year 2002, we intend to seek additional financing this year to fund future operations. We cannot assure you that such additional funding will be available on acceptable terms, if at all. If such funding cannot be secured, further expense reductions, sale of assets or businesses, or some form of combination with a third party may be necessary. Currently we are actively exploring all of our strategic options.

Risk Factors Affecting Future Operating Results

History of Operating Losses; Anticipated Future Losses: We have a history of losses and expect to incur additional losses at least through fiscal 2002.

Since we were formed in 1983, we have incurred significant losses, and suffered substantial negative operating cash flow. As of September 30, 2001, we had an accumulated deficit of approximately $138.7 million. We incurred operating losses of approximately $27.6 million in the six months ended September 30, 2001 and $21.8 million, $5.2 million and $16.3 million in the fiscal years ended March 31, 2001, 2000, and 1999, respectively. We expect to continue to incur losses for the remainder of fiscal year 2002, and it is unclear when, if ever, we will be profitable.

Adequacy of Capital Resources to Execute Business Plan: We expect to require future additional funding to execute our business plan.


Our future liquidity and capital requirements will depend on numerous factors including revenue from operations, working capital requirements, our investment in product development, and sales and marketing activities, our capital expenditures, and potential strategic investments or acquisitions. Historically, we have relied on the sale of capital stock to finance our operations. In seeking additional financing to execute our business plan, there can be no assurance that it will be available and, if available, the terms will likely be dilutive and burdensome. If we issue additional equity securities, the ownership percentage of existing stockholders will be reduced. If adequate funds are not available, we may be required to forego market or research opportunities, to significantly scale back our operations, or to enter into other forms of strategic transactions.

We are exploring all of our strategic alternatives, including mergers, acquisitions and dispositions, in order to meet our financing needs and enhance shareholder value. We have retained investment bankers to assist in this process and incented our senior managers on a contingent, result-oriented basis to pursue these transactions. In the future, we may enter into strategic alliances, dispose of assets, issue additional securities, acquire other businesses or assets or even be acquired.

Dependence on the Development of the Market for Mobile Data Software: Our long-term success is dependent on the development of the market for mobile data software and services.

The market for mobile data software is still emerging and continued growth in demand for mobile data applications remains uncertain. The successful, practical and effective distribution of content and services to mobile devices depends on many factors, including the deployment and availability of appropriate network infrastructure and the development and availability of appropriate mobile devices for data applications, as well as the applications themselves. We cannot assure you that demand for mobile data applications will continue to grow, or that our technology will be suitable for the distribution infrastructure as it develops. If the market for our products and services does not grow, or grows more slowly than we currently anticipate, our expected financial performance will be adversely affected.

Competition in Mobile Data Software and Services: We are seeing increasing competition in the mobile data software and services sector that could harm our ability to increase sales or impact the prices we can charge.

We face growing competition from both start-up companies designing software and services similar to ours and established companies seeking to capitalize on the market for mobile data software. These companies include Aether Systems, Avantgo, Brience, Broadbeam, Everypath, GoAmerica, IBM, Infospace, Microsoft, Openwave, Oracle, Pumatech, Sun Microsystems, Neomar, 4th Pass, MDSI Mobile Data Solutions Inc., and Wysdom. Many of our current and potential competitors have greater financial, technical, marketing and distribution resources than we do. In addition, they may have a larger market presence, more widely deployed wireless server technology and greater client development resources than Geoworks. Our business could be seriously impacted if competitors announce new products, features, technologies or services that contribute to customers deferring purchase of our software or services or competitors introducing products or services that replace or shorten the life cycle of our existing offerings. We cannot assure you that we will be able to compete effectively with current and future competitors or that competitive pressures will not cause our revenues or income to decline or otherwise harm our business, operating results and financial condition.

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

To date, we have developed almost all of the applications running on Mobile Server+ and the AirBoss Application Platform. We need to build a community of software programmers focused on developing additional applications for these platforms to encourage mobile carriers to adopt our platform, to facilitate enterprise adoption of our platforms and to drive future revenue growth. We have taken the first steps to build a developer community including: providing comprehensive development tools which include product documentation, debugging tools and easy-to-use APIs based on industry standards; launching our Mobile Business Alliance program which provides developers with the infrastructure to evaluate, develop, deploy and support wireless applications; and rolling out our developer program to the Cingular and BT developer community . However, there is no guarantee that we will be successful in developing this community and the development of this community may not result in increased revenues. If we invest resources in building a developer community and our revenues do not increase correspondingly, our financial performance and condition would be materially and adversely affected.

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

Revenue from International Operations: We have derived most of our revenue from international operations in each of the last three fiscal years and there are many risks associated with these operations.

International operations accounted for 78%, 94% and 94% of our total revenue in fiscal years 2001, 2000 and 1999, respectively. We anticipate that international revenue will continue to represent a significant portion of our future revenue. International revenue is subject to inherent risks, including changes in local economic conditions, changes in regulatory requirements and tariffs, potential difficulties in the collection of accounts receivable, and unfavorable tax consequences. We earn a substantial portion of our revenue from customers in Europe and Japan and view these regions as strategic to our business objectives. Economic difficulties within these regions could have a material adverse effect on our ability to generate revenue from our international customers. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers.

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

In view of these risks, on November 5, 2001 we announced an offer to all current employees to exchange their options for a different number of options priced as of a more recent market date. Options issued in the exchange will have a term of two years and will become exercisable in twelve monthly increments with acceleration in the event of a change in control. We will use variable accounting to measure stock compensation expense potentially arising from the options subject to this offer, including options retained by eligible optionees who elect not to participate in the offer. At the end of each reporting period, beginning December 31, 2001, we will measure stock compensation expense based on the excess, is any, of the quoted market price of our common stock over the exercise price. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, forfeited, or expires. Moreover, we have also found it necessary to offer special contingent cash bonuses to certain key employees and senior managers in order to retain these employees. There can be no assurance that either of these measures will adequately incent or effectively retain these employees, and other measures may be necessary.

Volatility of Stock Price, Dilution and Delisting: Our stock price may be volatile, like that of many companies in the Internet and telecommunications software industries, exposing us to expensive and time-consuming securities class action litigation.

Our stock price has experienced significant volatility to date both in dollar and more recently in percentage terms. We expect that the market price of our common stock will fluctuate in the future as a result of variations in our quarterly operating performance. In addition, our common stock price is volatile because it is associated with Internet, telecommunications and technology stocks, in general, and because volume is usually limited. As a result, there are many factors that may affect our stock price unrelated to our specific performance, including substantial sales by one of our larger shareholders. Also if our revenues or results of operations do not meet the levels expected by securities analysts or investors, the trading price of our common stock could decrease significantly. Additionally, the potentially dilutive effects of outstanding stock options, investments by third parties or other strategic transactions can contribute to volatility or depress stock prices. The stock option exchange/repricing program we announced in November 2001 may aggravate these conditions.

Furthermore, due to the volatility of our stock price and its low current price, we may be subject to delisting from the Nasdaq National Market system. To maintain the listing of our common stock on The Nasdaq National Market we are required to meet certain listing requirements including a minimum bid price of $1.00 per share. Our stock price has not closed above this price since August 29, 2001. Nasdaq has waived compliance with this requirement for all its listed companies on a temporary basis until Janurary 2, 2002. Should our common stock be delisted from The Nasdaq National Market, it would likely be traded on the so-called "pink sheets" or the "Electronic Bulletin Board" of the National Association of Securities Dealers, Inc. Consequently, it would likely be more difficult to trade in or obtain accurate quotations as to the market price of our common stock. Delisting of our common stock could materially adversely affect the market price, the market liquidity of our common stock and our ability to raise necessary capital.

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

(a) The Company held its Annual Meeting of Stockholders on September 11, 2001.

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

     NOMINEE                              FOR                      WITHHELD
     -------                              ---                      --------
     David Neylon                     16,845,055                   754,342
     David L. Grannan                 16,824,310                   775,087
     Kevin P. Fitzgerald              16,845,795                   753,602
     Andrew Cole                      16,846,235                   753,162
     John B. Balousek                 16,845,455                   753,942
     Stephen T. Baker                 16,849,425                   749,972

     2. To approve an amendment to increase the number of shares reserved for issuance under the 1994 stock plan.

     FOR                             15,895,061
     AGAINST                          1,664,716
     ABSTAIN                             39,620
     NON-VOTE                         5,829,787



     3. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal year ending March 31, 2002.


     FOR                             17,501,162
     AGAINST                             44,779
     ABSTAIN                             53,456
     NON-VOTE                         5,829,787

Item 5  --  OTHER INFORMATION

On November 6, 2001, the Company filed a Schedule TO with the Securities and Exchange Commission proposing an offer to all current employees having outstanding stock options to exchange such options for a different number of options priced as of a more recent market date. This offer is voluntary and must be accepted by individual option holders within twenty business days after receipt of the offer. An Optionee must exchange all of his or her existing options in order to take advantage of the offer. The per share exercise price of the new options issued in this exchange will be the closing price of the Company's common stock as reported by the Nasdaq National Market at least ten business days prior to the closing of the offer. Options issued in the exchange will vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date will be December 31, 2001. The term of the options will be two years. Other than those changes to the exercise price, the vesting schedule, and the term of the option, the terms and conditions of the new options issued in the exchange will be substantially similar to those of the corresponding cancelled options.

This offer to exchange options constitutes an option repricing for financial accounting purposes, requiring the Company to use variable accounting to measure stock compensation expense potentially arising from the options subject to this offer, including options retained by eligible optionees who elected not to participate in the offer. At the end of each reporting period, beginning December 31, 2001, the Company will measure stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Compensation expense arising from these options will be recognized over the remaining vesting period as of each reporting period-end. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, forfeited, or expires. As of November 6, 2001, there were 3,550,264 outstanding options eligible for exchange, and if all were tendered for exchange, then 3,275,000 new options would be issued.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibit
          Number    Description

          10.35 Supplement and Amendment #4 to the Geoworks-Toshiba Agreement for Mobile Server+ Software, entered into on September 19, 2001 and effective April 1, 2001, supplements and amends the agreement originally entered into September 30, 1998 between Toshiba and Geoworks; it provides for a continuation of the use by Toshiba of certain licensed technology and Geoworks provision of maintenance support.###p

          ###p Confidential treatment has been requested and is pending as to portions thereof

     b)   Reports on Form 8-K

          No Report on Form 8-K was filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                           GEOWORKS CORPORATION


Date:  November 14, 2001                By:/s/  Timothy J. Toppin
                                           -------------------------------------
                                           Timothy J. Toppin
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)