Form 10-Q
period 2001-12-31
GEOWORKS /CA/
filed 2002-02-14
CIK 922285

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

                For the quarterly period ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______ .

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

     As of February 8, 2002, the Company had outstanding 23,565,755 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                                             Page
                                                                                                             ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements (Unaudited)
                 Condensed Consolidated Balance Sheets: December 31, 2001 and March 31, 2001...............    3
                 Condensed Consolidated Statements of Operations: Three and Nine Months ended December 31,
                  2001 and 2000 ..........................................................................     4
                 Condensed Consolidated Statements of Cash Flows: Nine Months ended December 31, 2001 and
                 2000....................................................................................      5
                 Notes to Condensed Consolidated Financial Statements......................................    6
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.....   11
                 Risk Factors Affecting Future Operating Results...........................................   19
Item 3.          Quantitative and Qualitative Disclosures about Market Risk................................   25

PART II.         OTHER INFORMATION

Item 5.          Subsequent Events ........................................................................   26
Item 6.          Exhibits and Reports on Form 8-K..........................................................   26

SIGNATURES.................................................................................................   27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                            Dec. 31,   March 31,
                                                              2001       2001
                                                            --------   ---------
                               ASSETS
Current assets:
   Cash and cash equivalents ............................   $ 4,053    $13,713
   Accounts receivable ..................................     2,637      2,769
   Prepaid expenses and other current assets ............       355        538
                                                            -------    -------
     Total current assets ...............................     7,045     17,020

Property and equipment, net .............................       744      3,576
Long-term investments and derivative instruments ........         2      4,038
Goodwill and other intangible assets, net ...............     2,300     31,556
Other assets ............................................        73         73
                                                            -------    -------
                                                            $10,164    $56,263
                                                            =======    =======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................   $ 1,287    $ 2,374
   Accrued liabilities ..................................     2,317      2,874
   Deferred revenue .....................................     1,128      1,128
   Current portion of capital lease obligation ..........        30         28
                                                            -------    -------
     Total current liabilities ..........................     4,762      6,404

Capital lease obligations, net of current portion .......       105        128
Other accrued liabilities ...............................       919         --

Stockholders' equity ....................................     4,378     49,731
                                                            -------    -------
                                                            $10,164    $56,263
                                                            =======    =======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended     Nine Months Ended
                                                          -------------------   -------------------
                                                          Dec. 31,   Dec. 31,   Dec. 31,   Dec. 31,
                                                            2001       2000       2001       2000
                                                          --------   --------   --------   --------
Net revenues:
   Professional services ..............................   $  1,728   $  2,157   $  5,264   $  6,001
   Software and related services (1) ..................      2,276      2,131      4,000      5,795
                                                          --------   --------   --------   --------
     Total net revenues ...............................      4,004      4,288      9,264     11,796
Operating expenses:
   Cost of professional services ......................      1,110      1,207      3,550      3,460
   Cost of software and related services ..............        196        913        586      1,242
   Sales and marketing ................................        993      2,541      5,307      6,022
   Research and development ...........................      1,308      2,537      6,866      6,500
   General and administrative .........................        839      2,393      3,407      5,375
   Amortization of goodwill and other intangible assets      1,036      2,028      4,927      3,381
   Purchased in-process research and development ......         --         --         --      1,378
   Restructuring charges ..............................        400         --      2,691         --
   Write-down of goodwill and other long-lived assets .     12,129         --     27,557         --
                                                          --------   --------   --------   --------
     Total operating expenses .........................     18,011     11,619     54,891     27,358
                                                          --------   --------   --------   --------
Operating loss ........................................    (14,007)    (7,331)   (45,627)   (15,562)
Other income (expense):
   Other income .......................................         --         --      3,994        265
   Interest income ....................................         21        221        165        676
   Interest expense ...................................         (4)        --         (7)        --
                                                          --------   --------   --------   --------
Loss before income taxes ..............................    (13,990)    (7,110)   (41,475)   (14,621)
Provision for income taxes ............................          2         61        125        263
                                                          --------   --------   --------   --------
Net loss ..............................................   $(13,992)  $ (7,171)  $(41,600)  $(14,884)
                                                          ========   ========   ========   ========

Net loss per share--basic and diluted .................   $  (0.59)  $  (0.32)  $  (1.77)  $  (0.72)
                                                          ========   ========   ========   ========

Shares used in per share computation--basic and diluted     23,648     22,083     23,548     20,533
                                                          ========   ========   ========   ========

   (1)Revenues from related party .....................   $    200   $    790   $    449   $  1,353
                                                          ========   ========   ========   ========

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                      -------------------
                                                                                      Dec. 31,   Dec. 31,
                                                                                        2001       2000
                                                                                      --------   --------
Operating activities:
   Net loss .......................................................................   $(41,600)  $(14,884)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation .................................................................      1,149        679
     Amortization of goodwill and other intangible assets .........................      4,927      3,381
     Purchased in-process research and development ................................         --      1,378
     Non-cash restructuring charges and write-down of goodwill and other long-lived
       assets .....................................................................     29,244         --
     Gain on sale of long-term investments ........................................     (3,994)      (265)
     Changes in operating assets and liabilities ..................................     (1,734)     1,846
                                                                                      --------   --------
Net cash used in operating activities .............................................    (12,008)    (7,865)
                                                                                      --------   --------
Investing activities:
   Purchases of property and equipment ............................................     (1,723)    (2,144)
   Proceeds from sales of long-term investments ...................................      3,994        265
                                                                                      --------   --------
Net cash provided by (used in) investing activities ...............................      2,271     (1,879)
                                                                                      --------   --------
Financing activities:
   Payments of capital lease and debt obligations .................................        (21)        --
   Net proceeds from issuance of common stock .....................................        167      5,859
                                                                                      --------   --------
Net cash provided by financing activities .........................................        146      5,859
                                                                                      --------   --------
Foreign currency translation adjustments ..........................................        (69)        95
                                                                                      --------   --------
Net decrease in cash and cash equivalents .........................................     (9,660)    (3,790)
Cash and cash equivalents at beginning of period ..................................     13,713     17,204
                                                                                      --------   --------
Cash and cash equivalents at end of period ........................................   $  4,053   $ 13,414
                                                                                      ========   ========

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The condensed consolidated financial statements for the three and nine months ended December 31, 2001 and 2000 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Form 10Q for the fiscal quarter ended December 31, 2002 and its Form 10-K for the fiscal year ended March 31, 2001. The results of operations for the three and nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

If the Company had reported net income for the three and nine months ended December 31, 2001 and 2000 the calculation of diluted earnings per share for those periods would have included the common stock equivalent effects. For the three and nine months ended December 31, 2001, the common stock equivalent effect would have been 11,130 and 65,361 shares, respectively. For the three and nine months ended December 31, 2000, the calculation would have included the common stock equivalent effect of 407,178 and 1,666,850 shares, respectively using the treasury stock method.

3.   Long-Term Investments and Derivative Instruments

Long-term investments and derivative instruments were as follows (in thousands):

                                                            Dec. 31,   March 31,
                                                              2001       2001
                                                            --------   ---------
Wink Communications, Inc. ...............................     $--       $2,400
Other ...................................................       2            2
                                                              ---       ------
Total long-term investments .............................       2        2,402
Derivative instruments related to investments ...........      --        1,636
                                                              ---       ------
   Total long-term investments and derivative instruments     $ 2       $4,038
                                                              ===       ======

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.   Long-Term Investments and Derivative Instruments (continued)

The Company's marketable equity securities and its long-term investments are classified as available for sale. During September 2001 the Company sold the Wink Communications, Inc. ("Wink") investment and converted the related derivative instruments to cash. A total of 480,000 common shares of Wink were sold at a realized gain, including the effect of liquidating the related derivative instruments, of $3,994,000. The Company entered into derivative instruments in November 2000 to hedge against a decline in value of its investment in Wink. The derivative instruments ensured that, at maturity or expiration, the minimum value of the Wink investment would be limited to $4,036,000 and the maximum value of the Wink investment would be limited to $7,397,000, depending on the common share price of Wink at that time. The derivative instruments were liquidated shortly before their scheduled maturity or expiration dates; hence the realized value was below the minimum value.

During the three months ended September 2000, 10,800 common shares of Wink were sold at a gain of $265,000.

4.   Comprehensive Loss

     Comprehensive loss consists of the following (in thousands):

                                                                Three Months Ended    Nine Months Ended
                                                                     Dec. 31,             Dec. 31,
                                                                ------------------   --------------------
                                                                  2001      2000       2001       2000
                                                                --------   -------   --------   --------
Net loss ....................................................   $(13,992)  $(7,171)  $(41,600)  $(14,884)
Unrealized loss on marketable securities ....................         --    (2,420)        --    (16,878)
Reclassification adjustment for reversal of realized gains on
    derivative instruments and marketable securities ........         --        --     (4,036)      (265)
Foreign currency translation adjustments ....................         29        58        (70)        95
                                                                --------   -------   --------   --------
Comprehensive loss ..........................................   $(13,963)  $(9,533)  $(45,706)  $(31,932)
                                                                ========   =======   ========   ========

5.   Restructuring Charges

In June 2001, the Company reorganized its operations, exited the Mobile ASP (Application Service Provider) market, and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection therewith, the Company terminated 43 employees, or approximately 22% of its workforce, and recorded restructuring charges of $2,291,000 for the three months ended June 30, 2001. Most of the terminated employees were from the Alameda, California location. The remaining Alameda employees were consolidated into a portion of the Company's Alameda facility and the vacated portion of the facility became available for sublease.

In October 2001, the Company implemented a number of cost-cutting measures to conserve its resources. The Company terminated 70 employees, or 45% of its workforce, and recorded restructuring charges of $400,000 for the three months ended December 31, 2001.

In January 2002, the Company announced that it would be implementing a number of additional cost-cutting measures to further conserve its resources. The Company announced that it expects to terminate an additional 40 employees, or 45% of its workforce between January and April 2002, primarily from its AirBoss and headquarters staff. The Company is actively seeking a buyer for its AirBoss Application Platform business, various patents and legacy operating systems, and expects to focus on realizing the value of its professional services organization. It intends to relocate its headquarters, currently in Alameda, California to smaller, less expensive space in Emeryville, California as soon as possible. As a result of the reorganization, the Company expects to record additional restructuring and related charges in its fourth fiscal quarter ending on March 31, 2002 and to announce changes in its management and board of directors over the next few months.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.   Restructuring Charges (continued)

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs, (related primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                            Severance                   Contract
                                                           and related      Lease      termination
                                                             charges     commitments      costs      Total
                                                           -----------   -----------   -----------   ------
Restructuring charges for three months ended June
   2001 ................................................      $ 468        $1,232         $ 591      $2,291
Restructuring charges for three months ended
   December 2001 .......................................        400            --            --         400
Amount paid on the June 2001 restructuring charges as of
   December 31, 2001 ...................................       (391)         (173)          (67)       (631)
Amount paid on the December 2001 restructuring charges
   as of December 31, 2001 .............................       (390)           --            --        (390)
                                                              -----        ------         -----      ------
                                                                 87         1,059           524       1,670
Less:
   Current portion of restructuring charges (accrued
   liabilities) ........................................        (87)         (427)         (237)       (751)
                                                              -----        ------         -----      ------
Non-current portion of restructuring charges (other
   accrued liabilities) ................................      $  --        $  632         $ 287      $  919
                                                              =====        ======         =====      ======

Asset impairment charges resulting from these restructuring actions are further described in Note 6.

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

The Company recorded non-cash, asset impairment charges of $2,732,000 in the three months ended December 31, 2001, and $3,391,000 in the nine months ended December 31, 2001 in order to write down equipment which was no longer being used in operations, net of estimated recoveries. These charges were primarily attributable to the restructurings described in Note 5.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.   Write-down of Goodwill and Other Long-lived Asset Charges (continued)

The Company recorded additional non-cash, asset impairment charges of $9,397,000 in the three months ended December 31, 2001, and $24,166,000 in the nine months ended December 31, 2001 based on its analysis of the goodwill and other intangible assets related to the July 2000 acquisition of the AirBoss business unit from Telcordia Technologies, Inc. The Company identified such possible impairment indicators including, but not limited to, the significant negative industry and economic trends impacting current operations, declines in the Company's stock price, expected future growth rates, and continued operating losses. Forecasted undiscounted cash flows from this business unit were less that the carrying values of the related assets. Accordingly the Company performed a discounted cash flow analysis, which has resulted in non-cash write-downs totaling $24,166,000 in the nine months ended December 31, 2001 of the goodwill and other intangibles resulting from the Company's acquisition of the AirBoss business unit.

7.   Stock Option Repricing

On November 5, 2001, the Company announced an offer to its employees with outstanding stock options to exchange such options for new options to purchase a different number of shares of common stock priced as of December 7, 2001. The offer was voluntary and had to be accepted by individual option holders within twenty business days after receipt of the offer. In order to participate in the exchange, an optionee had to exchange all of his or her existing options. Options issued in the exchange vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date was December 31, 2001. The options were granted on December 7, 2001 with a price of $1.11 per share, which was the closing price for the Company's common stock as reported by the Nasdaq National Market on that date. The options expire on December 7, 2003. Other than changes to the exercise price, the vesting schedule, and the expiration date, the new options have substantially the similar terms as the exchanged options.

The exchange resulted in the voluntary cancellation of employee stock options to purchase a total of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share.

This offer to exchange options constituted a stock option repricing for financial accounting purposes, requiring the Company to use variable accounting to measure stock compensation expense potentially arising from the options that were subject to the offer, including options retained by eligible optionees who elected not to participate in the offer. As these new options vest, at the end of each reporting period, beginning with the three months ended December 31, 2001, the Company will measure and recognize stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, or forfeited, or canceled.

Because the closing price of the Company's common stock as reported by the Nasdaq National Market on December 31, 2001 was less than the new option exercise price, no stock compensation was recorded for the three months ended December 31, 2001.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.   Subsequent Events

On January 29, 2002, the Company announced that it intends to implement a number of cost-cutting measures to conserve Company resources, including:

     a.   Terminating  40  additional  employees,   or  45%  of  its  workforce,
          primarily from the AirBoss and headquarters staff, between January and April 2002.

     b.   Seeking a buyer for its  AirBoss  Application  Platform  business  and
          focusing  on  realizing  the  value  of  its   professional   services
          organization; and

     c. Relocating its headquarters from Alameda, California to smaller, less expensive space in Emeryville, California as soon as possible.

As a result of the reorganization, the Company expects to record additional restructuring and related charges in the Company's fourth fiscal quarter ending on March 31, 2002. The Company estimates that the severance related to this reorganization will be approximately $500,000 for the fourth fiscal quarter ending on March 31, 2001. The Company also indicated that it expects to announce changes in its management team and board of directors over the next few months in connection with its reorganization.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and management's plans and expectations that involve risks and uncertainties. When used in this Report, the words "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These statements include, but are not limited to the following: our intentions and expectations regarding restructuring and related charges, our cost reduction actions; our beliefs and expectations regarding the amortization of goodwill and other intangible assets relating to the AirBoss acquisition; our beliefs and expectations regarding the write-down of goodwill and other intangible assets relating to the AirBoss acquisition for impairment; our beliefs and expectations related to the proposed sale of the AirBoss technology, our patents and our legacy operating systems on acceptable terms, if at all; our beliefs and
expectations   regarding  our  limited  capital   resources;   our  beliefs  and
expectations with respect to our listing on the Nasdaq National Market, our beliefs, intentions and expectations relating to changes in our business strategy; our beliefs and expectations with respect to our ability to expand our professional services business; our beliefs and expectations with respect to our ability to terminate certain contractual obligations, including our leases, on acceptable terms, if at all; our beliefs and expectations with respect to the competition within the professional services sector and, our dependence on a limited number of revenue-generating customers within that sector; our beliefs and expectations regarding our dependence on certain key personnel; our beliefs and expectations regarding economic conditions, the market for communications technology, the inability or unwillingness of our prospective customers or partners to make significant investments in implementing enterprise data services, and the demand for our products and services; and our beliefs and expectations about the anti-takeover effects of provisions in our charter documents, Delaware law and our stockholder rights plan. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Other factors that may contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors Affecting Future Operating Results" beginning on page 19, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information herein should not be regarded as a representation by us or any other person that our objectives or plans will be achieved. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the date this report was published. We undertake no obligation to publicly release updates or revisions to these statements.

Overview

Historically, we have focused on providing a carrier-class mobile Internet infrastructure solution that enables personalized, real-time access to corporate and Internet data. Our strategy has been to work with carriers to reach the enterprise, to partner with solution providers and to build developer communities to facilitate the adoption of our software. Our primary software product, AirBoss, enables easy migration of existing corporate Intranet solutions to the wireless Web and the rapid development of new applications to support the mobile enterprise. We acquired the AirBoss technology and operations from Telcordia Technologies, Inc. in July 2000. Effective as of the closing of the transaction we established an office in New Jersey and hired twenty-five employees who had been previously employed by Telcordia. Since the AirBoss acquisition, we have provided software and services related to the deployment of these solutions. We also provide professional services consulting related to the development of new technologies supporting mobile communications, as well as our GEOS-SC operating system, which we previously developed and have since licensed to one of our professional services customers.

In June 2001, we reorganized our operations, exited the Mobile ASP (Application Service Provider) market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. As a result, we terminated 43 employees, or approximately 22% of our workforce, most of whom were located at our Alameda facility, and recorded restructuring charges of $2,291,000 and asset impairment charges of $659,000 in the three months ended June 30, 2001. The remaining Alameda employees were consolidated into a portion of our Alameda facility and the vacated portion of the facility became available for sublease.

In October 2001, we implemented a number of additional cost-cutting measures to conserve our resources. We terminated 70 employees, or 45% of our workforce. For the three months ended December 31, 2001 we recorded restructuring charges of $400,000 and asset impairment charges of $2,732,000, of which $732,000 were related to the October 2001 reorganization and the balance of $2,000,000 were related to the January 2002 reorganization, discussed below.

As previously disclosed, we have been working with our financial advisors to explore our strategic options. While we successfully implemented the cost-cutting measures announced in June and October 2001, we now believe that we do not have adequate financial resources to support the ongoing development of the AirBoss Application Platform. As a result, our Board of Directors has concluded that it would be in our best interests and those of our stockholders to reorganize the business by selling the AirBoss technology and the source code for our legacy products and technology, including the GEOS and GEOS-SC operating systems and various patents, and focusing on realizing the value of our professional services organization.

Therefore, in January 2002 we announced the reorganization as well as the implementation of several additional cost-cutting measures, including:

     o    Terminating  40  additional  employees,   or  45%  of  our  workforce,
          primarily from our AirBoss and headquarters staff, between January and April 2002.

     o Relocating our headquarters from Alameda, California to less expensive office space in Emeryville, California, as soon as possible; and

     o Making appropriate changes to our management team and board during the fourth fiscal quarter.

As a result of these actions we recorded an additional asset impairment charges of $2,000,000 in the three months ended December 31, 2001 and expect to record additional restructuring charges related to severance and contractual liabilities in the three months ending March 31, 2002.

If the Company is able to execute its reorganization, portions of the following discussion of our historical operating results, particularly the results of operations of our software and related services business, will not be useful with respect to understanding our ongoing operations. As a result, readers should focus on the discussion of our professional services business, keeping in mind that this discussion is based on historical information that predates our reorganization, and reflects management's current beliefs, intentions and expectations. Statements made in this discussion are subject to risks and uncertainties that could cause actual results and events to differ materially.

Results of Operations

                                    Three Months Ended     Change        Nine Months Ended         Change
                                    ------------------   -----------    -------------------    --------------
                                    Dec. 31   Dec. 31                   Dec. 31    Dec. 31
                                     2001      2000        $      %       2001       2000         $        %
                                    -------   --------   -----  ----    --------   --------    -------    ---
Net revenues (in thousands):
   Professional services..........  $1,728     $2,157    $(429)  (20)%  $  5,264   $  6,001    $  (737)   (12)%
   Software and related services..   2,276      2,131      145     7       4,000      5,795     (1,795)   (31)
                                    ------     ------    -----   ---    --------   --------    -------    ---
Total net revenues................  $4,004     $4,288    $(284)   (7)%  $  9,264   $ 11,796    $(2,532)   (21)%
                                    ======     ======    =====   ===    ========   ========    =======    ===

Net Revenues

Professional services revenue. Professional services revenue decreased by $429,000, or 20%, to $1,728,000, and by $737,000, or 12%, to $5,264,000, in the
three and nine months ended December 31, 2001, respectively, in comparison with the corresponding periods of the prior fiscal year. These decreases are primarily attributable to a decrease in the number of hours billed for client projects during the three and nine months ended December 31, 2001 relative to those of the corresponding periods in the prior fiscal year, principally due to client budget constraints associated with the ongoing downturn in the communications technology market. These decreases were also attributable to decreases in our average billing rates during these periods, relative to those of the corresponding periods in the prior fiscal year, as a result of the renewal of several professional services contracts coupled with client budget constraints.

We expect our professional services business to be our primary source of revenue upon the successful completion of our reorganization. Our future success is dependent on our ability to diversify the professional services customer base, which currently includes two clients, and to operate this business to capitalize on its potential. Approximately $1,005,000, or 58%, of our professional services revenue for the three-month period ended December 31, 2001 is related to a contract with one customer support of our legacy products. We expect this revenue to decline. In addition, this contract for professional services related to our legacy product expires March 31, 2002 and we cannot provide any assurance that it will be renewed, or if renewed, that the terms will be as favorable as those provided in the current contract. As a result, it is not possible to use our historical financial information regarding our professional services business to predict our future operating results.

Software and related services revenue. Software and related services revenue increased by $145,000, or 7%, to $2,276,000, and decreased by $1,795,000, or
31%, to $4,000,000 in the three and nine months ended December 31, 2001, respectively, in comparison with the corresponding periods of the prior fiscal year. The increase in the three months ended December 31, 2001 was due to our receipt of $1,750,000 of non-recurring license fees and royalties in connection with the conclusion of an AirBoss license agreement with GoAmerica, Inc. ("GoAmerica revenue"). This GoAmerica revenue was offset by a decrease during the same period in revenues from software and customization services related to AirBoss of approximately $900,000, or 65%, in comparison to the same period of the prior fiscal year, primarily as a result of the inability or unwillingness of prospective customers or partners to make significant investments in implementing enterprise data services, in part due to the ongoing downturn in the communications technology market. Our legacy operating system royalties and intellectual property license fees revenues also decreased significantly in the three months ended December 31, 2001. In the three months ended December 31, 2000 such revenues had been $500,000 and $200,000 respectively, but zero revenues of either type were recorded in the same period of the current fiscal year. Operating system royalties have decreased primarily due to the fact that most of the products containing our operating systems have reached or nearly reached the conclusion of their life cycle and intellectual property licensing fees have been sporadic since the program was announced.

The decrease in software and related services revenue in the nine months ended December 31, 2001 is primarily attributable to the loss of legacy operating system royalties for the reasons discussed above. Legacy operating system royalties decreased by $2,900,000, or 91%, to $300,000 during the nine months ended December 31, 2001.

As noted above, we expect professional services to be our primary source of revenues in the future. In particular, it should be noted that software and related services revenues from our AirBoss product line have totaled $2,200,000 and $3,200,000, including the $1,750,000 of GoAmerica revenue, in the three months ended December 31, 2001, respectively, for the three and nine months ended December 31, 2001, as compared to approximately $1,400,000 and $2,100,000 for the three and nine months ended December 31, 2000. Excluding the $1,750,000 contract, which is now concluded, such revenues have decreased, primarily due to the loss of our subcontract with Telcordia, a related party, as a result of the termination of Telcordia's contract with Telkom South Africa in March 2001. There were no revenues from this contract for the three months ended December 31, 2001 and $249,000 for the nine months ended December 31, 2001 as compared to $790,000 for the three months ended December 31, 2000 and $1,353,000 for the nine months ended December 31, 2000. As a result of the reorganization and strategy changes announced January 29, 2002, we do not expect any significant future revenue from the AirBoss product line.

The remainder of our software and related services revenue in the three and nine months ended December 31, 2001 and 2000 has been generated from a single licensee of our Mobile Server+ technology as well as our intellectual property licensing program. Such revenues have not been significant and totaled less than $100,000 in the three months ended December 31, 2001.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased by $97,000, or 8%, to $1,110,000 for the three months ended December 31, 2001 in comparison with the three months ended December 31, 2000. The decreased costs primarily reflect decreased labor costs as the average number of professional services personnel during the quarter ended December 31, 2001 decreased by approximately 11% in comparison to the average number of personnel during the same quarter of the prior fiscal year. For the nine months ended December 31, 2001, the cost of professional services increased by $90,000, or 3%, to $3,550,000, in comparison to the cost of professional services for the nine months ended December 31, 2000. This increase in cost, despite the reduction in revenue, was due to the increased use of subcontractors, which are more expensive than our employees, based on particular project needs.

The Company's gross margin percentages on professional services revenues were 36% and 33% during the three and nine months ended December 31, 2001, respectively, and 44% and 42% for the three and nine months ended December 31, 2000, respectively. The gross margin recognized on such services is subject to several variables, including the average rates charged for these services, the ability of the Company to hire and retain engineering personnel at competitive rates, the relative use of more expensive subcontracted consultants, and the utilization rates of engineering personnel. During the nine months ended December 31, 2001 we renewed some contracts with rates up to 20% lower than the expiring contracts, due to the budget constraints of our customers. In addition, our utilization rates have not been as high in fiscal 2002 in comparison to the same periods of the prior fiscal year, primarily due to client delays in renewing our expiring contracts. Also, we have utilized our subcontracted consultants at a higher level than the prior year due to particular project needs. As a result of these changes, our gross margin percentages have decreased as compared to the prior year.

As we terminate employees in departments other than professional services in connection with the reorganization, we anticipate that the professional services business will absorb a significantly higher portion of the facilities overhead costs, which will negatively impact its gross margin percentages in the future.

Cost of Software and Related Services. Cost of software and related services is comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services expense decreased $717,000, or 79%, to $196,000 and $656,000, or 53%, to $586,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the three and nine months ended December 31, 2000. The primary source of these costs is the labor and related expense necessary to provide customization services for our AirBoss line of software. The decreases in such costs are the result of the decreases in the related revenue for the respective periods.

Until the reorganization is completed, which we currently anticipate will be no later than the end of our fourth fiscal quarter, we expect to incur limited expenses of this nature. We do not currently expect to incur any significant level of such costs in the foreseeable future.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel, and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense decreased by $1,548,000, or 61%, to $993,000 and by $715,000, or 12%, to $5,307,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the three and nine months ended December 31, 2000. The decrease in sales and marketing expenses are a result of the employee terminations in June and October of 2001, as well as reduced spending on marketing programs. The average number of sales and marketing personnel employed during the quarter ended December 31, 2001 decreased by approximately 40% in comparison to the average number of personnel during the same quarter of the prior fiscal year. We expect these expenses to continue to decrease during the next fiscal quarter as a result of the terminations announced in January 2002. Thereafter, we expect sales and marketing expenses to increase as we begin to focus on developing the professional services business.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, cost of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $1,229,000, or 48%, to $1,308,000, and increased by $366,000, or 6%, to $6,866,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the three and nine months ended December 31, 2000. The decrease in expenses in the three months ended December 31, 2001 was as a result of the terminations announced in June and October of 2001. The average number of research and development personnel employed during the quarter ended December 31, 2001 decreased by approximately 45% in comparison to the average number of such personnel during the same quarter of the prior fiscal year. Research and development expense for the nine months ended December 31, 2001 includes nine months of AirBoss-related expenses, whereas research and development expense for the nine months ended December 31, 2000 included only five months of AirBoss-related expenses because the AirBoss product and team was acquired in July 2000. Until the reorganization is completed, which we currently anticipate will be near the end of our fourth fiscal quarter, we expect to incur limited research and development expenses.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $1,554,000, or 65%, to $839,000, and by $1,968,000, or 37%, to $3,407,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the corresponding periods of the prior fiscal year. The primary reason for the decrease in general and administrative expenses is the reduction in legal expenses as a result of the settlement of a patent dispute in December 2000. Legal expenses for the three and nine months ended December 31, 2000 included approximately $1.1 million and $1.7 million, respectively, relating to a patent dispute with Openwave Systems Inc., formerly Phone.com ("Openwave"), which we settled by entering into a royalty-fee patent cross-license and a strategic business relationship. Additionally, the average number of general and administrative personnel during the quarter ended December 31, 2001 decreased by approximately 37% in comparison to the average number of personnel during the same quarter of the prior fiscal year. We expect our legal and related administrative expenses to increase over the next several months as we enter into negotiations relating to our reorganization, such as the sale of the AirBoss assets and the termination of our leases and other contractual liabilities.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets was $1,036,000 and $4,927,000 for the three and nine months ended December 31, 2001, respectively, and relates to the AirBoss acquisition in July 2000. We will be required to amortize these intangible assets until the reorganization is completed, which we anticipate will be no later than the end of our fourth fiscal quarter.

Purchased in-process research and development. Due to the AirBoss acquisition in July 2000, we incurred a non-recurring, non-cash expense for purchased in-process research and development costs of $1,378,000 in the three months ended September 30, 2000. See further discussion in the Notes to Condensed Consolidated Financial Statements.

Restructuring charges. We recorded restructuring charges of $400,000 and $2,691,000 in the three and nine months ended December 31, 2001, respectively. These charges relate to the cost-cutting measures we adopted and announced in June and October 2001. The restructuring charges consist of severance payments for a total of 113 terminated employees, accrual for related contract termination costs (relating primarily to computer hosting capacity for the Mobile ASP business) and the accrual of lease commitment liabilities (net of expected sublease income) as a result of these actions. As of December 31, 2001, approximately $781,000 in severance payments had been paid. We anticipate that the remaining severance payment of $87,000 will be paid over the next two fiscal quarters. The contract termination costs and lease commitment liabilities are scheduled to be paid through fiscal year 2005. See further discussion in the Notes to Condensed Consolidated Financial Statements.

We will record additional restructuring charges in the three months ending March 31, 2002 as a result of our reorganization. We currently estimate that the amount for severance we will be required to pay to the 40 employees we expect to terminate during the quarter will be approximately $500,000. The amount for contract termination costs we will be obligated to pay is subject to a number of variables and will be dependent upon the results of our efforts to settle our contractual liabilities, in particular our obligations with respect to the Alameda, California lease and the Morganville, New Jersey lease. We currently have aggregate future minimum payment obligations under these leases of approximately $6,718,000. The California lease and the New Jersey lease have remaining lease terms of approximately 3 and 9 years, respectively.

We cannot assure that our current  estimates of the costs  associated with these
restructuring   actions  and   reorganization   will  not  change  during  their
implementation periods.

Write-down of goodwill and other long-lived assets. We review long-lived and intangible assets for impairment whenever events or circumstances indicate the carrying value of an asset may not be recoverable.

Non-cash asset impairment charges of $659,000 and $732,000 were recorded in June 2001 and October 2001 in order to write down equipment, which was no longer being used in operations, net of estimated recoveries. These charges were primarily attributable to the restructurings and cost reductions announced in June and October 2001. As a result of the reorganization announced in January 2002, additional non-cash asset impairment charges of $2,000,000 were recorded as of December 31, 2001 and we expect to record additional restructuring and related charges in our fourth fiscal quarter ending in March 31, 2002.

During each quarter, we perform assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in the Company's stock price, expected future growth rates, and continued operating losses. As a result of these assessments, we concluded that the decline in market conditions was significant and "other than temporary". As a result, write downs of $14,769,000 and $9,397,000 were recorded in the three months ended September 30, 2001 and December 31, 2001, respectively, based on the amount by which the carrying amount of these assets exceeded their fair value. We believe that these write downs are consistent with our decision to sell the AirBoss technology and focus on realizing the value of our professional services business.

Fair value was determined based on discounted future cash flows from the AirBoss product line. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values and estimated net realizable value, reflect management's best estimates. The discount rates used represent the risk-adjusted cost of capital. As of December 31, 2001 the value of AirBoss goodwill and intangibles included in our financial statements is $2,300,000. There can be no assurance that we will be able to obtain this theoretical fair value from any purchaser of the AirBoss technology or business. See further discussion in the Notes to Condensed Consolidated Financial Statements.

Variable non-cash stock compensation

On November 5, 2001, the Company announced an offer to its employees with outstanding stock options to exchange such options for new options to purchase a different number of shares of common stock priced as of December 7, 2001. The offer was voluntary and had to be accepted by individual option holders within twenty business days after receipt of the offer. In order to participate in the exchange, an Optionee had to exchange all of his or her existing options. Options issued in the exchange vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date was December 31, 2001. The options were granted on December 7, 2001 with a price of $1.11 per share, which was the closing price for the Company's common stock as reported by the Nasdaq National Market on that date. The options expire on December 7, 2003. Other than changes to the exercise price, the vesting schedule, and the expiration date, the new options have substantially the similar terms as the exchanged options.

The exchange resulted in the voluntary cancellation of employee stock options to purchase a total of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share.

This offer to exchange options constituted a stock option repricing for financial accounting purposes, requiring the Company to use variable accounting to measure stock compensation expense potentially arising from the options that were subject to the offer, including options retained by eligible optionees who elected not to participate in the offer. As these new options vest, at the end of each reporting period, beginning with the three months ended December 31, 2001, the Company will measure and recognize stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, or forfeited, or canceled.

Because the closing price of the Company's common stock as reported by the Nasdaq National Market on December 31, 2001 was less than the new option exercise price, no stock compensation was record for the three months ended December 31, 2001.

Other Income (Expense)

Other Income. Other income of $3,994,000 was recorded in September 2001, as a result of the sale of the remainder of our investment in Wink Communications, Inc. ("Wink") and the conversion to cash of the related derivative instruments. See further discussion in the Notes to Condensed Consolidated Financial Statements. During the three months ended September 30, 2000, we sold 10,800 shares of Wink for a gain of $265,000.

Interest Income. Interest income decreased by $200,000, or 90%, to $21,000, and $511,000, or 76%, to $165,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the three and nine months ended December 31, 2000. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the three and nine months ended December 31, 2001 and 2000, as we have had minimal balances of capital lease and debt outstanding. In assessing our strategic options, it is possible that we will consider financing alternatives, which could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense decreased by $59,000, or 97% to $2,000, and $138,000, or 52%, to $125,000 during the three and nine months ended December 31, 2001, respectively, in comparison with the three and nine months ended December 31, 2000. The decreases are due to the decreased level of royalties received in the current quarter and fiscal year to date as compared to the same period of the prior year.

Liquidity and Capital Resources

The Company's total cash and cash equivalents were $4,053,000 at December 31, 2001, compared with $13,713,000 at March 31, 2001. Net cash used by operations in the nine months ended December 31, 2001 was $12,008,000 as compared to $7,865,000 in the nine months ended December 31, 2000. Our net loss for the nine months ended December 31, 2001 of $9,116,000, excluding non-cash amortization of goodwill and other intangible assets, and the write-down of goodwill, intangibles and other long-lived assets was the primary reason for the decline in our cash balance. Our cash usage during this period was greater than our cash usage during same period of the prior fiscal year primarily because our operating results deteriorated during that period, as compared to the same period of the prior fiscal year. In particular, our revenues decreased by over $2.5 million, while our expenses, excluding non-cash charges for amortization, purchased in process research and development, and the write-down of goodwill and long-lived assets, increased by $1.4 million. In addition, we used $1,723,000 to purchase equipment and property in the nine months ended December 31, 2001, and as discussed above, we realized $3,994,000 from the sale of the remainder of our investment in Wink and the conversion to cash of the related derivative instruments. We expect to incur additional substantial operating losses at least through fiscal year 2003, which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment for the nine months ended December 31, 2001 and 2000 were $1,723,000 and $2,144,000, respectively. The capital spending in the nine months ended December 31, 2001 was primarily to prepare a facility for occupancy for the former AirBoss employees who had previously occupied offices we had rented from Telcordia since the AirBoss acquisition in July 2000.

As we announced in January 2002 as part of reorganization, we are seeking buyers for the AirBoss technology and business as well as our legacy assets. Looking forward, we intend to focus on realizing the value of our professional services organization. We may not be able to locate a buyer for these assets on acceptable terms before our financial resources have been depleted, which may require us to consider bankruptcy or dissolution.

Given the ongoing market softness, economic uncertainty and the significant change in our business plan, our visibility into future revenue is limited at this time. Although we have repeatedly taken actions to reduce our expense rates, we expect to incur additional operating losses, at least through the fiscal year 2003. Although we estimate, that once our reorganization is completed, our quarterly operating expenses will be approximately $1 million, this estimate is based on a number of assumptions that are subject to change. We believe that our existing cash and capital resources will be adequate to satisfy our operating requirements through March 2002. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations through June 2002 assuming among numerous factors and risks that customer payments to us are timely. We are currently unable to reliably forecast our cash flows beyond June 2002. Our future cash position and liquidity will be dependent upon a number of variables in addition to our future revenues and expenses, including how successful we are in selling the AirBoss business and other assets and how successful we are in settling our contractual liabilities, including our facilities lease liabilities. We cannot assure you that our existing financial resources, including the cash we expect to receive upon the sale of AirBoss or other assets will be sufficient to settle our contractual liabilities and provide the capital to fund ongoing operations. If adequate funds are not available, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or liquidation.

Risk Factors Affecting Future Operating Results

You should consider carefully the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Risks Related to Our Current Operations

We face a number of risks encountered by software and professional services businesses in the wireless telecommunications industry, including:

     o    our dependence on a limited number of customers;

     o    our ability to anticipate and respond to market competition;

     o    our dependence upon key personnel;

     o    our ability to protect our intellectual property rights;

     o our ability to avoid infringing the intellectual property rights of others;

     o the announcement or introduction of new or enhanced products or services by our competitors;

     o    our ability to adapt to rapid technological change;

     o adverse customer reaction to technical difficulties or "bugs" in our software;

     o the growth rate and performance of wireless networks in general and of wireless communications in particular;

     o    our pricing policies and those of our competitors; and

     o our customers' willingness to incur the costs necessary to buy third-party hardware and software required to use our software products and any related price concessions on our product that our customers demand as a result.

Our inability to manage these risks could have a material adverse effect on our business. It is not possible to predict our future operating results for our professional services business based on our historical financial information and our strategies for this business are evolving.

Risks Associated with the Reorganization

There can be no assurance that our reorganization will have the intended effect on our business.

Successful implementation of the reorganization will be challenging and assumes the constructive resolution of issues related to several contracts, leases and relationships with third parties. Moreover, there can be no assurance that our reorganization plan, even if fully implemented, will have a positive effect on our cash position, financial results, our operations, and the market price of our common stock or public perception of us in the marketplace. In addition, there can be no assurance that we will not be required to refine, expand or extend our reorganization plan. Furthermore, there can be no assurance that the dispositions of assets and reductions in employees associated with our reorganization plan have not impaired our ability to realize our current or future business objectives.

There can be no assurance that we will be able to sell the AirBoss Application Platform and our legacy GEOS and GEOS-SC operating systems and various patents or that the sale of these assets will benefit our business and our stockholders.

We may not be able to locate a buyer for these assets on acceptable terms before our financial resources have been depleted, which may require us to revise our current operating plans, to sell the professional services business, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations through June 2002 assuming among numerous factors and risks that customer payments to us are timely, and we are currently unable to reliably project beyond June 2002. Even if we are able to locate a buyer or buyers who are willing to acquire these assets on terms that our management and board of directors believe are in our best interests and those of our stockholders, the sale of these assets involves a number of risks and uncertainties, including but not limited to the following:

     o    the  completion  of  asset  sales  will  be  subject  to a  number  of
          conditions,  some  of  which  are  beyond  our  control,   potentially
          including stockholder approval;

     o    the  asset  sale  process  may  divert  management's   attention  from
          operating our business and implementing our new strategy;

     o    the  asset  sale  process  is  expensive,   and  will  involve  legal,
          accounting and financial advisor fees;

     o the asset sale process could take several months, and we may not have sufficient resources to finance our business until the closing of the transaction; and

     o even if we are able to complete the asset sale, we may not have sufficient financial resources to operate our business until it is profitable.

If we are not able to deliver the AirBoss technology team in connection with the proposed sale of the AirBoss technology, there may be no sale or the value we are able to receive for that business could be significantly reduced.

Our ability to sell the AirBoss technology at an acceptable price depends significantly upon our ability to deliver the AirBoss technology team to a buyer. The economic downturn, the depressed state of the wireless communications industry, the periodic reductions in our workforce, the lack of certainty relating to the proposed sale of the AirBoss technology and the changes associated with our reorganization may lead the members of the AirBoss technology team to consider and accept other employment opportunities. Some of these employees have already been terminated and all AirBoss technology team members have been notified of estimated final employment dates.

Risks Associated with Our New Business Strategy

If we do not successfully address the risks associated with operating a professional services business, our business will be harmed.

Professional services businesses, and our professional services organization in particular, face special risks and challenges, including:

     o    risks associated with our reliance on two customers;

     o    risks associated with our ability to grow and develop the business;

     o risks associated with our ability to provide satisfactory and quality services;

     o risks associated with the short-term nature of most professional services contracts, including customer ability to terminate such contracts with little or no notice;

     o risks associated with the difficulty of predicting revenues for project-based engagements, which have in the past and will likely in the future make up the majority of our engagements;

     o    risks associated with competition;

     o risks associated with our reliance on the market for wireless operating systems, related applications and wireless server technology, which along with the rest of the economy is experiencing a downturn;

     o risks associated with the mission-critical nature of our services for our clients' operations; and

     o risks associated with our ability to retain our professional services employees.

If we fail to generate sufficient revenues from our professional services business, lose one of our major customers, fail to develop new business, or fail to manage the risks associated with operating a professional services business, our business will be harmed. As a result, while we try to stabilize and grow the professional services business, we will continue to explore strategic alternatives for it.

It is difficult for us to forecast the level or source of our revenues for our professional services business.

Our business has historically been focused on developing and marketing software to support the mobile enterprise. We expect our professional services business to be our sole source of revenue upon the successful completion of our reorganization. Approximately $1,005,000, or 58%, of our professional services revenue for the three-month period ended December 31, 2001 is related to customer support of our own products (rather than third party or open technology). We expect this revenue to decline. In addition, our professional services legacy product contract expires March 31, 2002 and we cannot provide any assurance that it will be renewed, or if renewed, that the terms will be as favorable as those provided in the current contract. As a result, it is not possible to use our historical financial information regarding our professional services business to predict our future operating results.

General Business Risks

We have a history of operating losses and expect to continue to incur losses in the future.

Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the foreseeable future. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations through June 2002 assuming among numerous factors and risks that customer payments to us are timely. We are currently unable to reliably forecast our cash flows beyond June 2002. In January 2002 we announced our intention to reorganize our business by selling our core technology and certain legacy assets, reducing our operating expenses, terminating certain employees and changing our business strategy, all of which could have a material adverse effect on our business, financial condition and ability to reduce losses or generate profits. Moreover, our efforts over the last several months to raise funds through a private placement or through the sale of some of the legacy assets and our professional services business have been disappointing. Our future capital needs will be highly dependent on the success of our reorganization, including our ability to consummate a substantial asset sale on acceptable terms, manage our operating expenses and realize the value of our professional services business. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. These conditions raise substantial doubt about our ability to continue as a going concern through the year ending March 31, 2003.

Our stock will likely be delisted from the Nasdaq National Market.

In order to maintain our listing on the Nasdaq National Market we must meet minimum financial and other requirements. If our stock price fails to close at $1.00 or higher for 30 consecutive days, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the National Market. Our stock price has been consecutively below $1.00 since January 15, 2002. Moreover, as of the end of our third fiscal quarter ending December 31, 2001, our stockholders' equity has fallen below the amount required for continued listing on Nasdaq primarily as a result of our write-down of goodwill associated with the acquisition of the AirBoss business. In such case, there can be no assurance that our common stock will remain listed on the Nasdaq National Market. Additional reasons for delisting include failure to timely file various reports with the SEC as well as the failure to meet certain requirements with respect to board composition, which we may have difficulty meeting in the future. There are also circumstances where Nasdaq may exercise broad discretionary authority for continued inclusion. If our common stock were delisted from Nasdaq for any reason, it could materially reduce the value of our common stock and its liquidity.

A long-lasting downturn in the global economy that impacts the wireless communications industry could negatively affect our revenues and operating results.

The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly wireless carriers. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues may be impaired.

We depend on our personnel.

Our success depends in large part on the continued service of our key technical, marketing, sales, administrative and management personnel, and on our ability to attract and retain qualified employees. The economic downturn, the depressed state of the wireless communications industry, the periodic reductions in our workforce and fears associated with future reductions, the changes associated with our reorganization and the challenges of working in an extremely challenging business environment can hurt employee moral and productivity. In light of the reorganization, we expect significant changes at the executive level of management and a reduction in the number of board members. These changes can be disruptive even when necessary or planned, and we cannot assure you that we will successfully manage these changes or be able to attract new talent.

We may incur significant stock-based compensation charges related to our stock option repricing in future periods.

Under the guidance in FIN No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," we may incur variable accounting costs related to certain stock options in connection with our December 7, 2001 stock option repricing. These costs are based on the amount by which the closing price of our common stock at the end of a reporting period or the date of exercise, forfeiture, or cancellation without replacements, if earlier, exceeds the exercise price. Refer to the Note 8 of the Notes to Condensed Consolidated Financial Statements above for more information on our recent stock option repricing.

We have derived and expect to continue to derive most of our revenue from international operations.

International operations accounted for 78%, 94% and 94% of our total revenue in fiscal years 2001, 2000 and 1999, respectively. Both of our current professional services customers are located outside of the United States and we anticipate that international revenue will continue to represent a significant portion of our future revenue. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in local economic conditions could have adverse consequences on our ability to execute agreements with international customers. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

     o    unexpected changes in legal or regulatory requirements;

     o difficulty in protecting our intellectual property rights in a particular foreign jurisdiction;

     o    cultural differences in the conduct of business;

     o difficulty in attracting qualified personnel and managing foreign activities;

     o    recessions in economies outside the United States;

     o longer payment cycles for and greater difficulties collecting accounts receivable;

     o    export controls, tariffs and other trade protection measures;

     o    fluctuations in currency exchange rates;

     o nationalization, expropriation and limitations on repatriation of cash;

     o    social, economic and political instability;

     o    natural disasters, acts of terrorism and war;

     o    taxation; and

     o changes in United States laws and policies affecting trade, foreign investment and loans.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

The  recent  terrorist  attacks  in  the  United  States,   which  have  brought
devastation to many people and shaken consumer confidence, have disrupted commerce throughout the world. The continued threat of terrorism within the United States and other countries and heightened security measures, as well as the current military action, in response to such threat may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for our customers, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or the responses thereto will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Certain anti-takeover effects our certificate of incorporation, bylaws and stockholder rights plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects and may delay, defer or prevent a takeover attempt that stockholders might consider in their best interests.

Our certificate of incorporation includes a provision that requires the approval of holders of at least 66 2/3% of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where certain of our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provision relating to the transaction approval. Under our bylaws, stockholders are not permitted to call special meetings of our stockholders. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing. The transaction approval, special meeting and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders' ability to approve transactions that they may deem to be in their best interests.

Further, we have distributed a dividend of one right for each outstanding share of our common stock pursuant to the terms of our stockholder rights plan. These rights will cause substantial dilution to the ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts. In addition, our board of directors has the authority to fix the rights and preferences of and issue shares of preferred stock. This right may have the effect of delaying or preventing a change in our control without action by our stockholders.

We are at risk of securities class action litigation that could result in substantial costs and divert management's attention and resources.

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. Due to the volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

We may not be able to capitalize on our intellectual property rights.

Our intellectual property could be misappropriated, which could force us to become involved in expensive and time-consuming litigation or frustrate efforts to sell or market it. And we may not possess the financial resources to take the necessary steps to protect our intellectual property rights. Such misappropriation, our need to incur expenses to protect it or our inability to pay to take such actions could harm our business.

Our activities may infringe the intellectual property rights of others.

If third parties claim we have infringed their intellectual property rights, we may be forced to pay for expensive licenses, reengineer our product, engage in expensive and time-consuming litigation, or stop marketing our services.

Mergers and acquisitions may disrupt our business.

Mergers and acquisitions could result in dilution, operating difficulties and other harmful consequences. We may merge with, dispose of or acquire technologies or businesses in the future that we believe complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities or increase value. These transactions entail a number of risks, any of which could be harmful to our business. These include:

     o the possibility that we pay more or obtain less than the asset is worth;

     o the difficulty of integrating the operations and personnel of the business;

     o    the potential disruption of our ongoing business;

     o    the distraction of management;

     o the inability of management to maximize our financial and strategic position;

     o the difficulty of integrating each company's accounting, management information, human resource and other administrative systems to permit effective management, and the reduced efficiencies if such integration is delayed or not implemented; and the impairment of relationships with employees and customers.

We have limited experience acquiring or disposing of businesses, and we cannot assure you that we will identify appropriate parties, will be able to conclude such transactions on favorable terms, or will be able to integrate businesses successfully. Further, the financial consequences of these transactions may include potentially dilutive issuances of equity securities, one-time write-offs, and amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could harm our business, financial condition and results of operations.

You should not unduly rely on forward-looking statements because they are inherently uncertain. You should not rely on forward-looking statements in this document.

This report contains forward-looking statements that involve risks and uncertainties. We use words such as "believes," "expects," "anticipates," "intends," "plans," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this document. The forward-looking statements contained in this document are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.
Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have derived most of our revenue from international operations in each of the last three fiscal years. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiaries use the local currency as their functional currency. Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiaries' results, when translated, may vary from expectations and adversely impact our results of operations.

Item 5. Subsequent Events.

On January 29, 2002, the Company announced that it would be implementing a number of cost cutting measures to conserve Company resources. The Company will reduce its workforce by 45 percent, or 40 employees over the next few months, primarily from its AirBoss and headquarters staff. The Company is seeking a buyer for its AirBoss Application Platform business, various patent and its legacy operating systems, GEOS and GEOS-SC, and will focus on realizing the value of its professional services organization. The Company intends to relocate its headquarters to smaller, less expensive space in Emeryville, California as soon as possible. The Company also expects to announce changes in its management team and board of directors over the next few months in connection with its reorganization. As a result of the reorganization, the Company expects to record restructuring and related charges in the Company's fourth fiscal quarter ending in March 2002.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibit
          Number    Description

          10.36 Termination Agreement and Mutual Releases between Geoworks, GoAmerica and an unnamed party, October 8, 2001. ###p *

          * The schdules or exhibits to this document are not being filed herewith becouse we believe that the information contained therein is not material. Upon request therefore, we agree to firnish supplementally a copy of any schdule or exhibit to the Secirities and Exchange Commission.

          ###p Confidential treatment has been requested and is pending as to portions thereof

     b)   Reports on Form 8-K

          The Company filed a report on Form 8-K on October 17, 2001 with respect to a press release issued on October 9, 2001, announcing that the Company planned to reduce its work force by 45%, to decrease executive compensation by 20% and to institute a number of further expense cutting measures. The release also announced the Company's preliminary expectations with respect to its revenue for its second fiscal quarter ended September 30, 2001. The Form 8-K also contained cautionary statements identifying important factors that could cause actual results of Company to differ materially from those described in any forward-looking statements made by the Company therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                          GEOWORKS CORPORATION


Date:  February 14, 2002               By:/s/  Timothy J. Toppin
                                          --------------------------------------
                                          Timothy J. Toppin
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)