Form 10-K
period 2002-03-31
GEOWORKS /CA/
filed 2002-07-01
CIK 922285

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002.

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________to_________.

                         Commission file number 0-23926

                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            94-2920371
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  6550 Vallejo St., Suite 102, Emeryville, California             94608
       (Address of principal executive offices)                 (Zip code)

                                  510-428-3900
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the Registrant's common stock held by non-affiliates, based upon the closing sale price of the common stock on June 27, 2002, as reported on the Nasdaq SmallCap Market, was approximately $3,066,505. Shares of the Registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13D or G filings have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 27, 2002, there were 23,576,197 shares of the Registrant's common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement for its 2002 Annual Meeting of Stockholders, which the Registrant intends to file within 120 days of the Registrant's fiscal year-end (the "2002 Proxy Statement"), are incorporated by reference into Part III of this Report.

                              GEOWORKS CORPORATION

                                Table of Contents

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Business .........................................................    3
         Risk Factors .....................................................    6
Item 2.  Properties .......................................................   11
Item 3.  Legal Proceedings ................................................   11
Item 4.  Submission of Matters to a Vote of Security Holders ..............   11
Item 4A. Directors and Executive Officers of the Registrant ...............   12

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters ..............................................   14
Item 6.  Selected Consolidated Financial Data .............................   14
Item 7.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations ..................................   17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......   30
Item 8.  Financial Statements and Supplementary Data ......................   31
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure .............................................   52

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ...............   52
Item 11. Executive Compensation ...........................................   52
Item 12. Security Ownership of Certain Beneficial Owners and Management ...   52
Item 13. Certain Relationships and Related Transactions ...................   52

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .   53

PART I

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and management's plans and expectations. When used in this Report, the words "believe", "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. These statements include but are not limited to our intentions and expectations regarding: our limited capital resources; our dependence on a single revenue-generating customer; our ability to manage and expand our professional services business; our listing on the Nasdaq SmallCap Market; our ability to sell the AirBoss technology, our patents or our legacy operating systems; our ability to terminate certain contractual obligations on acceptable terms; economic conditions, and the market for communications technology and services. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Other factors that may contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors Affecting Future Operating Results" beginning on page 6, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that the identified risks are the only risks facing us. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date this report was published. We undertake no obligation to publicly release updates or revisions to these statements.

Item 1. BUSINESS

Summary

Geoworks Corporation is a provider of leading-edge software design and engineering services to the mobile and handheld device industry. With nearly two decades of experience developing operating systems, related applications and wireless server technology, Geoworks has worked with many of the industry leaders in mobile phones and mobile data applications. Our creativity and software skills have been key components in the development of some of the world's most innovative devices. Our current strategic business plans are based on realizing the value of this professional services organization. We currently anticipate that our available funds will be sufficient to meet our projected needs for funding operations into the third quarter of fiscal 2003. This projection is based on several factors and assumptions, and is subject to numerous risks, as described below. Our success will be dependent on our ability to capitalize on our substantial experience in order to increase the size of our professional services team and expand our customer base beyond one primary customer in a challenging environment with limited resources.

Historical Overview

From our initial public offering in 1994 through early 1999, we were focused on developing and selling wireless operating systems for smart phones and PDA's (personal digital assistants). Our customers were large mobile phone manufacturers who paid us research and development fees to develop software and agreed to pay us royalties based on the number of phones they shipped with our operating system. This market did not develop as rapidly as we expected and in mid-1998, several of the world's largest handset makers including Nokia, Motorola, Ericsson and Matsushita, representing over half of our target market, created a joint venture to develop their own mobile operating system. Therefore, in response to the slow growth in the market, the increased competition and the loss of key Original Equipment Manufacturers ("OEM") prospects, we shifted our focus to the development of mobile server software for mobile commerce and information services. By the fourth quarter of fiscal 1999, we had discontinued development of our smart phone operating system (GEOS SC(TM)) and licensed the source code, on a non-exclusive basis, to one of our major OEM customers, whom we continued to support through a professional services consulting agreement.

In the following year, our fiscal 2000, our research and development and sales and marketing efforts were targeted at our mobile software and services, in particular our Mobile ASP (Application Service Provider) offering, based on our Mobile Server+ software. We also continued to provide engineering services to some OEM customers, however such services were provided through professional services consulting contracts, rather than as customer funded research with potential product royalties.

In July 2000, we strengthened our software product and service offering by acquiring the AirBoss Application Platform and the AirBoss Business Unit ("AirBoss") from Telcordia Technologies, Inc. ("Telcordia"). Telcordia and its parent, Science Applications International Corporation (`SAIC") became our largest shareholder with approximately 12% of our outstanding stock. We established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations, exited the Mobile ASP market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications.

Through January 2001, we had been able to successfully raise capital through public offerings, a number of private placements and through our employee stock option plans. However, raising capital became increasingly difficult due to the uncertainty in the market as a whole and in the wireless and telecommunications industry, in particular. In August 2001, we engaged an investment bank to assist us in considering our strategic alternatives.

In October 2001, as a result of market uncertainties and a lack of market visibility, in particular the impact of delayed buying decisions by wireless carriers for the types of products and services we provided with our AirBoss Application Platform, we announced a number of cost cutting measures to conserve our resources, including terminating approximately 45% of our workforce. Because of continued market uncertainty and the inability to generate cash through strategic alternatives, in January 2002, we announced our exit from the software products business and additional cost cutting measures, including terminating 45% of our remaining workforce. In particular, our Board of Directors concluded it would be in the best interest of our company to sell our AirBoss assets in order to focus on realizing the value of our professional services business.

In April 2002, Steve W. Mitchell, our former Vice President of Human Resources replaced David L. Grannan as President and Chief Executive Officer and Mr. Grannan assumed the role of Chairman of the Board of Directors of the Company. Three members of the Board of Directors also resigned in the quarter ended March 31, 2002 and we have since added Jim Judge, Frank S. Fischer and David J. Domeier to the Board, effective March 8, June 6, and July 5, 2002, respectively.

Since the January 2002 announcements we have continued to explore the sale of AirBoss and the source code for our other legacy products. Several patents were sold during the fourth quarter of fiscal 2002 and we have terminated the leases of our former facility in New Jersey and our Company headquarters in Alameda, California and relocated our headquarters to a significantly smaller office space in Emeryville, California. As of March 31, 2002, the employee terminations announced in January 2002 were complete and operations now consist entirely of personnel supporting the professional services business.

Our company was incorporated in California in 1983, and reincorporated in Delaware in 1997. The Company's headquarters are now in Emeryville, California and we have professional services teams located in Emeryville, California and the United Kingdom. Our fiscal year commences on April 1 and ends on March 31. You can visit our website at http://www.geoworks.com.

Our Professional Services Offering

We were founded on a philosophy of engineering excellence and quality. Our engineering teams have built an international reputation for innovation, professionalism and service, and have contributed to many major developments in the operating system and application arenas.

The number and diversity of handheld devices that have come to market as a result of Geoworks' involvement outnumber any other single software developer that we know of for this class of device. Geoworks has global experience with devices being developed for the European, Asian and American markets, including the Nokia 9000-9210 Communicators, an advanced Mitsubishi product, the Seiko Epson Locatio, and the Toshiba Dialo and original Genio product.

Our engineers, quality assurance technicians, and project managers have many years of experience and a proven track record of technical innovation. Their skills include a wide knowledge of the principles of creating components and applications for real time operating systems (RTOS) and the constraints of small handheld battery-powered devices. We have a substantial amount of accumulated knowledge working on a variety of operating systems and environments including Symbian, WinCE, Palm, RIM, Linux, Unix and Java as well as an understanding of wireless data technologies including GSM, GPRS, CDMA and 1XRTT. We are leveraging our capabilities to offer complete project management and software engineering for complex projects that require experienced development teams who can ensure completion in a timely and efficient manner.

The Geoworks professional services teams provide full software lifecycle development and support, including design specification, software development, project management and quality assurance. Our primary goal is to provide highly skilled flexible teams to suit our customers' project needs. Over the past two years our professional services contracts have been of a relatively long-term nature, lasting from several months to a year in duration and involved teams of 3 to 10 engineers per project. The length and size of these contracts generally reflected the full service nature of the services we provided. To increase volume in our next fiscal year, we anticipate that we will have to secure a number of smaller, short-term projects.

Customers and Markets

We have worked with industry leaders in mobile phones, mobile data applications, data transmission equipment, mobile security equipment, and e-commerce services, including Casio, Ericsson, HP, Mitsubishi, NEC, Nokia, Sharp, Seiko Epson, SmartTrust (a wholly owned subsidiary of Sonera Corporation) and Toshiba.

In recent years, our major professional services customers have been manufacturers of smart phones. These customers are located primarily in Europe and Asia. These manufacturers, and the companies that provide software consulting services to them, remain our target market and first priority. However, we believe that our market can reasonably be expanded to include manufacturers of other embedded devices. We believe that our professional services teams' skill sets are particularly suited to embedded device projects and that our experience with smart phones will enable us to offer consulting to manufacturers of other embedded devices, including set top boxes.

We currently have one customer, Nokia, a manufacturer of mobile phones located in Europe, who is expected to account for more than 80% of our professional services revenues in the first quarter of fiscal 2003. The contracts we have with this customer generally last several months and involve a number of engineers. The loss of this customer, or a significant reduction in the level of consulting we provide to this customer, could significantly harm our business. As a result of our reorganization, our intent is to realize the value of our professional services team, and we are now marketing our services to a number of potential customers that we historically had not pursued. Our sales efforts are coordinated from our offices in Macclesfield, England and Emeryville, California.

The communications and wireless industries and markets have suffered substantially during the recent economic downturn; however, we believe that the development of mobile and embedded devices will continue into the foreseeable future. As a relatively small provider, general economic conditions are certainly a significant factor in our success. However, we believe that our success will be more dependent on our own sales and marketing efforts, subject to risks discussed below, rather than the absolute size of the market opportunity.

Competition

Most of our professional services consulting opportunities have come out of our relationships with customers for whom we previously provided operating system development services, so we have a limited history of competing directly with other consulting and professional services providers. We believe our competition includes a wide range of companies, many of whom have significantly greater resources. Moreover, as a consultant, the customer's ability and desire to perform the work with its own staff is a substantial form of competition over which we have little control.

Operations

Historically, our primary professional services customers have been located outside of the United States. Currently 26 of our 42 employees are located in our Macclesfield England office. The majority of our professional services staff is based in the Macclesfield office. Additional professional services staff as well as most of our general and administrative personnel staff are located in our corporate headquarters in Emeryville, California. As a public company with reporting obligations, we have greater administrative overhead requirements than many private companies of our size would incur.

Employees

As of June 13, 2002, we had 42 employees, of whom 25 were employed in professional services, 5 in sales and business development, and 12 in legal, finance and administration. As with most businesses our size, a number of the senior staff, including the President and CEO, the General Manager of our UK office, and certain engineering personnel are also involved with the sales efforts of the Company. None of our employees is represented by a labor union or subject to a collective bargaining agreement, and we have not had a work stoppage from any labor grievance or strike. We strive to attract and retain qualified personnel by offering competitive compensation, benefits, equity participation and good working conditions. Our success depends on the continued service of our key management, technical, sales, and marketing personnel, and on our ability to continue to attract and retain highly qualified employees.

Risk Factors Affecting Future Operating Results

You should consider carefully the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may become important or impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

We have limited financial resources, a history of operating losses and expect to continue to incur losses in the future.

Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the next fiscal year. We currently anticipate that our available funds will be sufficient to meet our projected needs for funding operations into the third quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss, our legacy assets or our professional services business have been disappointing. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. These conditions raise substantial doubt about our ability to continue as a going concern through the fiscal year ending March 31, 2003.

We are currently dependent upon a single customer for a significant portion of our revenue and the loss of this customer or a significant reduction in the level of consulting we provide to this customer could significantly harm our business.

One customer, Nokia, a manufacturer of mobile phones located in Europe, is expected to account for more than 80% of our professional services revenues in the first quarter of fiscal 2003. As part of our business strategy we are working to increase and diversify our customer list, but we can not assure you that we will be able to sustain our relationship with this particular significant customer or increase the number of customers with which we work and failure to do so would have a negative effect on our results of operations, our cash position and the market price of our common stock.

Our reorganization may have a negative impact on our business.

In January 2002, we announced our intention to reorganize our business by selling our core technology and certain legacy assets, reducing our operating expenses, terminating certain employees and changing our business strategy to focus on realizing the value of our professional services business, any of which could have a material adverse effect on our business, financial condition and ability to reduce losses or generate profits. To date we have sold several patents, reduced our headcount such that our operations consist entirely of employees supporting our professional services business, and negotiated settlements on a number of contracts we terminated as result of the reorganization. However, there can be no assurance that our reorganization plan will have a positive effect on our cash position, financial results, operations, and the market price of our common stock or public perception of us in the marketplace.

If we do not successfully address the risks associated with operating a professional services business, our business will be harmed.

As we announced in January 2002, we have reorganized in order to focus on realizing the value of our professional services business. Professional services businesses, and our professional services organization in particular, face special risks and challenges, in addition to our dependence on one customer, including risks associated with:

      o     our ability to grow and develop the business;

      o     our ability to provide satisfactory and quality services;

      o the short-term nature of most professional services contracts, including customer ability to terminate such contracts with little or no notice;

      o the difficulty of predicting revenues for project-based engagements, which have in the past and will likely in the future make up the majority of our engagements;

      o     competition;

      o our reliance on the market for wireless operating systems, related applications and wireless server technology, which is experiencing a downturn;

      o the mission-critical nature of our services for our clients' operations;

      o our ability to retain our professional services employees and hire others; and

      o our ability to avoid infringing the intellectual property rights of others.

If we fail to generate sufficient revenues from our professional services business or fail to manage the risks associated with operating a professional services business, our business will be harmed. As a result, while we try to stabilize and grow the professional services business, we will continue to explore strategic alternatives for it.

It is difficult for us to forecast the level or source of our revenues for our professional services business.

While we have had a substantial professional services practice for the last three years, our business has historically been focused primarily on developing and marketing software to support the mobile enterprise and wireless operator markets. Although we have some legacy software products contracts that continue to generate some revenue, we expect our professional services business to be the only significant source of revenue in the foreseeable future. We expect professional services revenues to decline significantly from the $7.6 million reported in the fiscal year ended March 31, 2002 because the professional services contract from which we derived approximately 61% of such revenue during fiscal 2002 was not renewed when the final project was completed in March 2002. As a result, it is not possible to use our historical financial information regarding our professional services business to predict our future operating results. In addition, this expired contract was relatively long-term (one year), whereas our current professional services opportunities are of a shorter-term or project nature. As a result, our current professional services revenues are far more difficult to predict. Such predictions are further complicated because our business strategies to develop additional customers are still evolving.

Our inability to sell the AirBoss Application Platform and our legacy GEOS and GEOS-SC operating systems and various patents could harm our business.

Although we have been able to sell certain patents since our reorganization was announced in January, 2002, we continue to explore the sale of other non-strategic assets. We may not be able to locate buyers for these assets on acceptable terms. As a result we may be required to revise our current operating plans, to sell the professional services business, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Even if we are able to locate a buyer or buyers who are willing to acquire these assets on terms that our management and Board of Directors believe are in our best interests, the sale of these assets involves a number of risks and uncertainties, including but not limited to the following:

      o the completion of some asset sales will be subject to a number of conditions, some of which are beyond our control, potentially including stockholder approval;

      o the asset sale process may divert management's attention from operating our professional services business and implementing our new strategy;

      o the asset sale process is expensive, and will involve legal, accounting and financial advisor fees;

      o the asset sale process could take several months, and we may not have sufficient resources to finance, our business until the closing of the transaction; and

      o even if we are able to complete asset sales, we may not have sufficient financial resources to operate our professional services business until it is profitable and self sustaining.

Our stock will likely be delisted from the Nasdaq SmallCap Market.

Because we failed to meet the minimum net tangible assets, stockholders' equity and bid price requirements of the Nasdaq National Market, we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market in May 2002. In order to maintain our listing on the Nasdaq SmallCap Market, we must meet minimum financial and other requirements. Nasdaq has notified us that we have until August 28, 2002 to regain compliance with the $1.00 minimum bid requirement. If our stock price fails to close at $1.00 or higher for 10 consecutive days prior to that date, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the SmallCap Market. Our stock price has been below $1.00 since January 14, 2002 and absent unforeseen circumstances, we may be forced to implement a significant reverse stock split in order to meet this requirement. Moreover, as of the end of our first fiscal quarter ending June 30, 2002, we anticipate that our stockholders' equity will fall below the minimum requirement of the Nasdaq SmallCap Market. Under such circumstances, there can be no assurance that our common stock will remain listed on the Nasdaq SmallCap Market. There are also circumstances where Nasdaq may exercise broad discretionary authority with respect to delisting. If our common stock were delisted from the Nasdaq SmallCap Market for any reason, the value of our common stock and its liquidity would be impaired.

The loss of key personnel would harm the business.

Our success depends in large part on the continued service of our key technical, marketing, sales, administrative and management personnel, and on our ability to attract and retain qualified employees. The economic downturn, the depressed state of the wireless communications industry, the reductions in our workforce and fears associated with future reductions, the changes associated with our reorganization and the challenges of working in an uncertain business environment can have a negative influence on employee morale and productivity. As part of the reorganization, we have experienced significant changes at the executive level of management and on our Board of Directors. While we have met Nasdaq's requirement to have three independent members on the audit committee of our Board of Directors, maintaining this requirement or attracting additional board members may be challenging based our limited financial resources. Additionally, our directors and officers insurance expires in September 2002, and we may encounter difficulties renewing or obtaining adequate coverage on acceptable terms in the future.

We have derived and expect to continue to derive most of our revenue from international customers and the majority of our operations are located in Macclesfield, England.

As of June 30, 2002, 26 of our 42 employees were based in Macclesfield, England. In addition, international customers accounted for 72%, 78%, and 94% of our total revenue in fiscal 2002, 2001, and 2000, respectively. Our primary professional services customer is located outside of the United States and we anticipate that international revenue will continue to represent a significant portion of our future revenue. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in our customers and potential customers' local economic conditions could have adverse consequences on our ability to execute agreements with international customers. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

A long-lasting downturn in the global economy that impacts the wireless communications industry could continue to negatively affect our revenues and operating results.

The global economy is in the midst of a slowdown that has had wide ranging effects on markets that we serve, particularly the wireless communications industry. This downturn has had a negative effect on our revenues. We cannot predict the depth or duration of this downturn, and if it grows more severe or continues for a long period of time, our ability to increase or maintain our revenues may be impaired.

Mergers and acquisitions may disrupt our business.

Mergers and acquisitions could result in dilution, operating difficulties and other harmful consequences. We may be acquired, merge with, dispose of, or acquire technologies or businesses in the future that we believe complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities or increase value. These transactions entail a number of risks, any of which could be harmful to our business. These include:

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

We have limited experience in these types of transactions, and we cannot assure you that we will identify appropriate parties, will be able to conclude such transactions on favorable terms, or will be able to integrate businesses successfully. Further, the financial consequences of these transactions may include potentially dilutive issuances of equity securities, one-time write-offs, and amortization expenses related to goodwill and other intangible assets and the incurrence of contingent liabilities. These risks could harm our business, financial condition and results of operations.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

The terrorist attacks in the United States have disrupted commerce throughout the world. The continued threat of terrorism within the United States and other countries and heightened security measures, as well as current military actions in response to such threats, may cause significant disruption to the global economy, including widespread recession. To the extent that such disruptions result in a general decrease in demand for our products and services, our inability to effectively market our products, or financial or operational difficulties for our customers, our business and results of operations could be materially and adversely affected. We are unable to predict whether the threat of terrorism or various counter measures will result in any long-term commercial disruptions or if such activities or responses will have any long-term material adverse effect on our business, results of operations or financial condition.

Our certificate of incorporation, bylaws and stockholder rights plan and the Delaware General Corporation Law include provisions that may be deemed to have anti-takeover effects that may delay, defer or prevent a takeover.

Our certificate of incorporation includes a provision that requires the approval of holders of at least two thirds of our voting stock as a condition to a merger or certain other business transactions with, or proposed by, a holder of 15% or more of our voting stock. This approval is not required in cases where our directors approve the transaction or where certain minimum price criteria and other procedural requirements are met. Our certificate of incorporation also requires the approval of holders of at least 66 2/3% of our voting stock to amend or change the provision relating to the transaction approval. Under our bylaws, stockholders are not permitted to call special meetings of our stockholders. Finally, our certificate of incorporation provides that any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting rather than by any consent in writing. The transaction approval, special meeting and other charter provisions may discourage certain types of transactions involving an actual or potential change in our control. These provisions may also discourage certain types of transactions in which our stockholders might otherwise receive a premium for their shares over then current market prices and may limit our stockholders' ability to approve transactions that they may deem to be in their best interests.

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

Securities class action lawsuits are often brought against companies following reductions or periods of volatility in the market price of their securities. Due to the volatility of our stock price and its decline in value, we are vulnerable to securities class action lawsuits. Such litigation could result in substantial costs and divert management's attention and resources.

Our activities may infringe the intellectual property rights of others.

If third parties claim we have infringed their intellectual property rights, we may be forced to pay for expensive licenses, reengineer our work, engage in expensive and time-consuming litigation, or stop marketing our services.

We may incur significant stock-based compensation charges related to our stock option repricing in future periods.

Under the guidance in Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25," we may incur variable accounting costs related to certain stock options in connection with our December 7, 2001 stock option repricing. These costs are based on the amount by which the closing price of our common stock at the end of a reporting period or the date of exercise, forfeiture, or cancellation without replacements, if earlier, exceeds the $1.11 exercise price of the options granted in the repricing. Refer to Note 9 to Consolidated Financial Statements for more information on our stock option repricing.

We may not be able to capitalize on our intellectual property rights.

We continue to hold certain intellectual property rights. This intellectual property could be misappropriated, which could force us to become involved in expensive and time-consuming litigation or frustrate efforts to sell or market it. And we may not possess the financial resources to take the necessary steps to protect our intellectual property rights. Such misappropriation, our need to incur expenses to protect it or our inability to pay to take such actions could harm our business.

You should not unduly rely on forward-looking statements contained in this Report because they are inherently uncertain.

This Report contains forward-looking statements that involve risks and uncertainties. We use words such as "believe," "expect," "anticipate," "intend," "plan," "future," "may," "will," "should," "estimates," "potential," or "continue" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The forward-looking statements contained in this report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document.

Item 2. PROPERTIES

In March 2002 our corporate headquarters were relocated from Alameda, California to a smaller, less expensive space in Emeryville, California. We occupy approximately 3,000 square feet in Emeryville under a sub-lease, which expires in November 2002. The sub-lease gives us the option to extend the lease. In addition, we occupy 7,000 square feet in an office facility in Macclesfield, England under a lease that expires in 2006. We believe that our existing facilities will be adequate to meet our needs through fiscal 2003.

Item 3. LEGAL PROCEEDINGS

In January 2002, we filed a demand for arbitration with the American Arbitration Association in Oakland, California seeking payment of approximately $100,000, which consists of $88,000 in notes receivable plus accrued interest, from Donald
G. Ezzell, former general counsel and chief operating officer of Geoworks, as the balance due on a note made for the purchase of Geoworks stock by Mr. Ezzell when hired in 1999. We believe that the payment became due on December 31, 2001. Mr. Ezzell denies liability and claims fraud, breach of contract, securities law violations, unfair business practices and the right to recission. The matter is scheduled for a hearing in October 2002. Discovery has begun. We do not believe Mr. Ezzell's contentions have merit and will continue to seek collection of the sums due us to the extent practical or the cancellation of the stock if not paid for.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2002.

Item 4A. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The members of the Board of Directors and executive officers of the Company are as follows:

         Name          Age                        Position
         ----          ---                        --------

David L. Grannan       38        Chairman of the Board of Directors
Steve W. Mitchell      41        President and Chief Executive Officer, Director
Timothy J. Toppin      42        Vice President and Chief Financial Officer
John B. Balousek       57        Director
Stephen T. Baker       44        Director
Jim Judge              39        Director
Frank S. Fischer       55        Director

Mr. Grannan joined the Company in March 1998 as Vice President, Marketing and Business Development. Mr. Grannan was appointed as President, and Chief Executive Officer and Director by the Board of Directors in January 1999. In March 2002, his employment was terminated. He continues to serve on the Board of Directors as the Chairman. Prior to joining the Company, Mr. Grannan was an Area Vice President at Sprint PCS from June 1997 to March 1998. Prior to his position at Sprint PCS, Mr. Grannan worked at Accenture (formerly Andersen Consulting) in the Communications Industry Group from May 1994 to June 1997, where he provided strategic services for many organizations. Mr. Grannan began his career as a Data Communications Officer in the United States Marine Corps. He holds a B.A. from Indiana University and received his M.B.A. from the University of California, Berkeley.

Mr. Mitchell joined the Company in November 2000 as Vice President of Human Resources. The Board of Directors appointed Mr. Mitchell President, Chief Executive Officer and Director in April 2002. At Geoworks Mr. Mitchell has been a key member of the executive team responsible for significant organizational and operational functions including human resources, corporate strategy and operations management. Prior to assuming the CEO position at Geoworks, he served as chief operating officer for Aureal Inc., a sound chip manufacturer. Mr. Mitchell has previously held management positions at Nextel Communications where he was involved in driving and supporting the rapid growth of the company and was responsible for integration efforts with several acquisitions. Mr. Mitchell also has a management recruitment background with Pacific Gas and Electric and Management Recruiters International. Mr. Mitchell holds a B.A. in English from the California State University at Hayward.

Mr. Toppin joined the Company in March 1999 as Controller and was promoted to Vice President and Chief Financial Officer in September 2000. He has served as the Company's Secretary since June 2000. Prior to Geoworks, Mr. Toppin was with Digital Generation Systems, Inc. as Controller from April 1996 to December 1998 and as Planning and Accounting Manager from February 1995 through March 1996. From 1987 to 1995, Mr. Toppin held a number of financial management positions at BEI Electronics, Inc., and its subsidiary, Zinnanti Surgical Instruments. Mr. Toppin was with the public accounting firm of Deloitte Haskins & Sells from 1983 to 1987. He holds a B.S. degree in business administration from the University of California at Berkeley and is a Certified Public Accountant in the State of California.

Mr. Balousek joined the Board of Directors in December 1998. Mr. Balousek was Executive Vice President and a founder of PhotoAlley.com, a San Francisco based start-up company providing electronic commerce services from 1998 through 1999. In 1996 Mr. Balousek was named Chairman and Chief Executive Officer of True North Technologies, the digital and interactive services company of Foote, Cone & Belding Communications (FCB), an agency network of parent company True North Communications. Mr. Balousek joined the San Francisco office of FCB, one of the nation's leading advertising agencies, in 1979 and was named general manager of the office in 1986. Mr. Balousek was named President of FCB West and a director of the firm in 1989, and was named President and Chief Operating Officer of the $5 billion agency in 1991. Prior to joining FCB, Mr. Balousek was in brand management at Procter & Gamble. In addition to Geoworks, he currently serves as a Director of Aptimus.com, Interland Corporation, formally Micron Electronics Corp., Central Garden, and Pets Co, all publicly held companies, and EDB Holdings, a privately held company. Mr. Balousek holds a B.A. degree from Creighton University and a Masters degree from Northwestern University.

Mr. Baker joined the Company in October 1998 as Vice President and Chief Financial Officer. He was appointed to the Board of Directors in October 1999. He was promoted to President and Chief Operating Officer in September 2000. In June 2001, he stepped down from a management role with the Company while continuing to serve on the Board of Directors. From 1996 to 1998, he was Vice President, Finance and Controller, for the Service Provider Messaging Group at Lucent Technologies having started with Octel Communications prior to its acquisition by Lucent. From 1995 to 1996, Mr. Baker was the CFO for the Software Systems Group of Bell Communications Research. From 1993 to 1995 he was Controller at Novell after the acquisition of Unix System Laboratories (USL). At Unix System Laboratories, a worldwide software company, Mr. Baker was CFO from 1989 to 1993. Mr. Baker has also held a number of financial management and operational positions with AT&T Corporation from 1981 through 1989. He holds a B.A. from the University of Pennsylvania and an M.B.A. from the Columbia University Graduate School of Business.

Mr. Judge joined the Geoworks Board of Directors in March 2002. Mr. Judge is currently President and Founder of Cambridge Consulting Solutions, a strategic and tactical marketing consulting and solutions firm founded in 1997. His client list includes Hewlett-Packard, Cisco, RSA Securities, Novell, VERITAS Software and BEA Systems. Mr. Judge has spent most of the past 15 years working with large and mid-sized enterprises and start-ups, applying traditional business development and product marketing approaches to new and emerging application software and service delivery models. From 1995-1997 he was a marketing manager at Hewlett-Packard. From 1985-1995 he held various marketing and operation management positions at AT&T and one of its new software startups UNIX System Laboratories. Mr. Judge received a B.A. from The University of North Carolina at Greensboro and a M.B.A. with a concentration in Information Systems Marketing from Wake Forest University.

Mr. Fischer joined the Geoworks Board of Directors in June 2002. Mr. Fischer is currently the President and Chief Executive Officer and founder of Breadbox Computer Company, LLC, a developer of applications for GEOS and Symbian OS, which he founded in 1990. He served as Vice President of Strategic Initiatives at MyTurn.com from June 2000 to March 2001. Between 1983 and 1989, Mr. Fischer founded and served as the President of Desert Elevator Company, Small Business Systems, and Homevision and Satellite Franchising, Inc. He held a number of financial management positions with Ingersoll Rand and its subsidiaries from 1978 to 1983 and was with the public accounting firm of Price Waterhouse from 1974 to 1978. Mr. Fischer received a B.S. in Accounting from New York University and is a Vietnam veteran with service in the United States Coast Guard from 1966-1970.

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Changes in common stock market value

Our common stock has traded on the Nasdaq SmallCap Market since May 2002, under the symbol "GWRX". Previously it traded on the Nasdaq National Market under the same symbol. The following table sets forth the high and low closing sales prices for our common stock as reported by Nasdaq for the quarters indicated:

                                                         High        Low

       For the quarter ended:

            March 31, 2002                              $ 1.14     $ 0.26
            December 31, 2001                             1.49       0.52
            September 30, 2001                            1.59       0.62
            June 30, 2001                                 2.70       1.19

       For the quarter ended:

            March 31, 2001                              $ 5.09     $ 1.17
            December 31, 2000                             7.06       1.22
            September 30, 2000                           16.19       7.38
            June 30, 2000                                25.75       9.00

Registered Holders

As of June 24, 2002, there were 298 registered holders of record of our common stock and approximately 17,000 beneficial holders of our common stock. We have never declared or paid any cash dividends on our common stock. Since we currently intend to retain all future earnings to finance operations, we do not anticipate paying any cash dividends in the foreseeable future.

The equity compensation plan disclosures required by this item are incorporated herein by reference to our 2002 Proxy Statement.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

The data set forth below is qualified in its entirety by reference to, and should be read in conjunction with, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," ("MD&A") and the "Consolidated Financial Statements" and notes thereto included elsewhere in this Report on Form 10-K. As a result of certain material developments affecting our business since the beginning of fiscal 1999, which are discussed in the MD&A, period to period comparisons of our financial results are difficult, may not be useful and are not indicative of our future performance.

Condensed Consolidated Statements of Operations Data:

(in thousands, except per share data)

                                                                            Year ended March 31
                                                              2002        2001        2000        1999        1998
Net revenues:
   Professional services                                  $  7,559    $  8,343    $  7,004    $  1,228    $     --
   Software and related services                             4,135       8,222       4,815       4,239       7,266
   Research and development fees                                --          --         320       3,315       5,651
                                                          --------------------------------------------------------
Total net revenues                                          11,694      16,565    $ 12,139       8,782      12,917

Operating expenses:
   Cost of services                                          5,167       6,735       4,919         867         155
   Sales and marketing                                       5,785       8,607       5,577       4,951       6,613
   Research and development                                  7,674       9,202       4,100      13,810      18,543
   General and administrative                                4,160       7,079       3,338       3,634       3,596
   Amortization of goodwill and other intangible assets      5,227       5,410          --          --          --
   Purchased in-process research and development                --       1,378          --          --          --
   Restructuring charges (reversal)                          3,272          --        (589)      1,790          --
   Write-down of goodwill and other long-lived assets       27,557          --          --          --          --
                                                          --------------------------------------------------------
Total operating expenses                                    58,842      38,411      17,345      25,052      28,907
                                                          --------------------------------------------------------
Operating loss                                             (47,148)    (21,846)     (5,206)    (16,270)    (15,990)

Other income (expense):
   Other income                                              4,494         265       4,049          --          --
   Interest income                                             191         840         646         612       1,427
   Interest expense                                             (8)         (4)        (10)        (31)       (158)
                                                          --------------------------------------------------------
Total other income, net                                      4,677       1,101       4,685         581       1,269
                                                          --------------------------------------------------------
Loss before income taxes                                   (42,471)    (20,745)       (521)    (15,689)    (14,721)
Provision for income taxes                                     129         313         452         149         148
                                                          --------------------------------------------------------
Net loss                                                  $(42,600)   $(21,058)   $   (973)   $(15,838)   $(14,869)
                                                          ========================================================

Net loss per share- basic and diluted                     $  (1.81)   $  (0.99)   $  (0.05)   $  (0.97)   $  (0.95)
                                                          ========================================================

Shares used in net loss per share
     computaion - basic and diluted                         23,555      21,190      17,866      16,260      15,687
                                                          ========================================================

                        Consolidated Balance Sheet Data:

                                 (in thousands)

                                                          March 31

                                     2002         2001        2000        1999        1998
                               -----------------------------------------------------------

Cash and cash equivalents       $   3,136    $  13,713    $ 17,204    $ 13,715    $ 19,981

Working capital                     1,033       10,616      14,286      12,379      20,095

Total assets                        6,729       56,263      41,459      18,183      27,463

Deferred revenue                      424        1,128       1,629       1,498         778

Long-term obligations, net of
   current portion                     --          128          --          --         231

Accumulated deficit              (153,710)    (111,110)    (90,052)    (89,079)    (73,241)

Stockholders' equity                3,297       49,731      36,632      13,374      23,392

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

As a result of our reorganization announced in January 2002, we are now focused on realizing the value of our professional services organization. Therefore, much of the following discussion of our historical operating results, particularly the results of operations for our software products and related services business, will not be useful with respect to understanding our ongoing operations. However, a historical overview is provided to give insight as to how our operating results for the past three years have been significantly affected by a number of strategic business decisions and events.

Historical Overview

From our initial public offering in 1994 through early 1999, we were focused on developing and selling wireless operating systems for smart phones and PDA's (personal digital assistants). Our customers were large mobile phone manufacturers who paid us research and development fees to develop software and agreed to pay us royalties based on the number of phones they shipped with our operating system. This market did not develop as rapidly as we expected and in mid-1998, several of the world's largest handset makers including Nokia, Motorola, Ericsson and Matsushita, representing over half of our target market, created a joint venture to develop their own mobile operating system. Therefore, in response to the slow growth in the market, the increased competition and the loss of key Original Equipment Manufacturers ("OEM") prospects, we shifted our focus to the development of mobile server software for mobile commerce and information services. By the fourth quarter of fiscal 1999, we had discontinued development of our smart phone operating system (GEOS SC(TM)) and licensed the source code, on a non-exclusive basis, to one of our major OEM customers, whom we continued to support through a professional services consulting agreement.

In the following year, our fiscal 2000, our research and development and sales and marketing efforts were targeted at our mobile software and services, in particular our Mobile ASP (Application Service Provider) offering, based on our Mobile Server+ software. We also continued to provide engineering services to some OEM customers, however such services were provided through professional services consulting contracts, rather than as customer funded research with potential product royalties.

In July 2000, we strengthened our software product and service offering by acquiring the AirBoss Application Platform and the AirBoss Business Unit ("AirBoss") from Telcordia Technologies, Inc. ("Telcordia"). Telcordia and its parent, Science Applications International Corporation ('SAIC") became our largest shareholder with approximately 12% of our outstanding stock. We established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations, exited the Mobile ASP market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications.

Through January 2001, we had been able to successfully raise capital through public offerings, a number of private placements and through our employee stock option plans. However, raising capital became increasingly difficult due to the uncertainty in the market as a whole and in the wireless and telecommunications industry, in particular. In August 2001, we engaged an investment bank to assist us in considering our strategic alternatives.

In October 2001, as a result of market uncertainties and a lack of market visibility, in particular the impact of delayed buying decisions by wireless carriers for the types of products and services we provided with our AirBoss Application Platform, we announced a number of cost cutting measures to conserve our resources, including terminating approximately 45% of our workforce. Because of continued market uncertainty and the inability to generate cash through strategic alternatives, in January 2002, we announced our exit from the software products business and additional cost cutting measures, including terminating 45% of our remaining workforce. In particular, our Board of Directors concluded it would be in the best interest of our company to sell our AirBoss assets in order to focus on realizing the value of our professional services business.

In April 2002, Steve W. Mitchell, our former Vice President of Human Resources replaced David L. Grannan as President and Chief Executive Officer and Mr. Grannan assumed the role of Chairman of the Board of Directors of the Company. Three members of the Board of Directors also resigned in the quarter ended March 31, 2002 and we have since added Jim Judge, Frank S. Fischer and David J. Domeier to the Board, effective March 8, June 6, and July 5, 2002, respectively.

Since the January 2002 announcements we have continued to explore the sale of AirBoss and the source code for our other legacy products. Several patents were sold during the fourth quarter of fiscal 2002 and we have terminated the leases of our former facility in New Jersey and our Company headquarters in Alameda, California and relocated our headquarters to a significantly smaller office space in Emeryville, California. As of March 31, 2002, the employee terminations announced in January 2002 were complete and operations now consist entirely of personnel supporting the professional services business.

In the following discussion, readers should focus on the results and comments regarding our professional services business, keeping in mind that this discussion reflects management's current beliefs, intentions and expectations. Statements made in this discussion are subject to risks and uncertainties that could cause actual results and events to differ materially.

Results of Operations

Net Revenues

                                       Year Ended           Change          Year Ended             Change
                                  ------------------   ----------------  ------------------   ------------------
                                    March     March                        March    March
                                  31, 2002  31, 2001     $         %     31, 2001  31, 2000     $           %
                                  --------  --------   --------   ----   --------  --------   -------    -------
Net revenues (in thousands):
   Professional services           $ 7,559   $ 8,343   $  (784)    (9)%   $ 8,343   $ 7,004   $ 1,339         19%
   Software and related services     4,135     8,222    (4,087)   (50)      8,222     4,815     3,407         71
   Research and development fees        --        --        --     --          --       320      (320)      (100)
                                  ------------------------------------------------------------------------------
Total net revenues                 $11,694   $16,565   $(4,871)   (29)%   $16,565   $12,139   $ 4,426         36%
                                  ==============================================================================

Fiscal 2002 vs. 2001

Net revenues. Net revenues in fiscal 2002 decreased by $4,871,000, or 29% to $11,694,000, in comparison with fiscal 2001. The decrease is primarily due to reduced software and related services sales, and this result was a primary factor in our decision to exit the software product business.

Professional services revenue. Professional services revenue in fiscal 2002 decreased by $784,000, or 9%, to $7,559,000 in comparison with fiscal 2001. This reduction reflects a decrease in the number of hours billed and lower average billing rates during the fiscal year ended March 31, 2002 as compared to the prior fiscal year and is the result of customer budget constraints and the lack of new customers. In particular, during fiscal 2002 we renewed some contracts with rates up to 20% lower than the expiring contracts due to the budget constraints of one of our primary customers and reduced the number of hours we worked for our other primary customer as a result of its budget reductions.

We expect our professional services business to be our primary source of revenue in the future. Our future success is dependent on our ability to diversify the professional services customer base, which included two primary clients through March 31, 2002, and to operate this business profitably. Our two primary professional services customers generated 61% and 39%, respectively, of our fiscal 2002 professional services revenues. The contract with one of these primary customers, which generated $4,624,000, or 61%, of our professional services revenue for the fiscal 2002, expired on March 31, 2002 and has not been renewed. We do not expect to generate significant revenue from this customer for the foreseeable future. We believe we have a good relationship with our remaining primary customer and have contracted for similar levels of consulting in the quarter ended June 30, 2002. We have contracts with this customer, which extend into the future as far as March 2003 and total bookings of approximately $1.1 million as of the end of fiscal 2002. As a result of the non-renewal of one of our two primary customers, historical results for our professional services business should not be used to predict our future operating results.

Software and related services revenue. Software and related services revenue decreased by $4,087,000, or 50%, to $4,135,000, in comparison with fiscal 2001. This decrease is primarily due to reduced royalty revenues from products utilizing our legacy operating systems. We were unable to replace the anticipated losses in legacy royalties with increased revenues from the AirBoss software applications. Substantial reductions were experienced in all three revenue subcategories: license and royalty revenues, software customization and revenues from other services. License and royalty revenues for fiscal 2002 were $2,872,000 and included $1,750,000 of non-recurring license fees and royalties in connection with the conclusion of an AirBoss license agreement with a customer. The fiscal 2001 license and royalty revenues of $3,879,000 had been generated primarily from legacy operating systems royalties. Comparable legacy operating system royalty revenues in fiscal 2002 were $419,000, a decrease of 89%. Operating system royalties have decreased as expected, due to the fact that most of the products containing our operating systems have reached the conclusion of their life cycles.

Software customization revenues, a combination of license and service fees earned when our AirBoss software platform was tailored for a specific customer, were generated solely from Airboss products. Customization revenue for fiscal 2002 was $839,000, a decrease of 73% from fiscal 2001, primarily due to the loss of our subcontract with Telcordia, when its contract with Telkom South Africa ("TSA") was terminated in March 2001.

Total revenue from our AirBoss product line, including software license, customization and service revenues totaled approximately $3,300,000 for fiscal 2002, as compared to approximately $3,500,000 for the fiscal 2001. While this decline in total year over year AirBoss revenues is only 6%, these revenue levels fell short of management's expectations and were a primary factor in the decision to exit the software products business and reorganize to focus on realizing the value of our professional services business.

The remainder of our software and related services revenue in fiscal 2002 was generated from our Flex UI licensing program. Such revenues have totaled approximately $300,000 and $500,000, in the fiscal 2002 and 2001, respectively. The Flex UI licensing program began in fiscal 2001. The Flex UI patents were sold in the last quarter of fiscal 2002.

Fiscal 2001 vs. 2000

Net revenues. Net revenues in fiscal 2001 increased by $4,426,000, or 36%, in comparison with fiscal 2000. This increase was primarily due to the growth in software and related services revenue, in particular revenues generated from AirBoss products and services as a result of our July 2000 acquisition.

Professional services revenue. Professional services revenue in fiscal 2001 increased by $1,339,000, or 19%, in comparison with fiscal 2000. Professional services revenue increased based on both an increased number of hours worked and an increase in our rates as compared to the same periods of the prior year. We had two primary customers for these services for fiscal 2001, as compared to three such customers for fiscal 2000. Our professional service projects involved consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications.

Software and related services revenue. Software and related services revenue in fiscal 2001 increased $3,407,000, or 71%, in comparison with fiscal 2000. This increase is primarily due to the addition of AirBoss product revenues.

The largest portion of software and related services revenue was derived from the sale of our AirBoss software and the related software customization. Customization contracts also include the potential for additional license fees and maintenance services. For fiscal 2001, such software and customization services revenues were approximately $3,100,000. Software and customization services revenues included services provided to Telcordia, a related party, to support an installation of AirBoss software for TSA. In addition, AirBoss software was customized for Cingular Interactive, formerly BellSouth Wireless Data. No such software and customization services revenues were recorded for fiscal 2000.

AirBoss products and customers accounted for approximately $3,500,000 of fiscal 2001 revenues. Included in the fiscal 2001 AirBoss revenues was $2,555,000 from Telcordia, a related party.

The remaining fluctuations in software and related services revenues are due primarily to decreased license fees, and royalty revenues for fiscal 2001, as compared to fiscal 2000. Prior to fiscal 2001, our license and other revenues had been generated primarily by operating system and various application software we developed that were included in smart phones. As the last of these products containing the Geoworks operating systems reached the conclusion of their life cycles, the license revenue from these legacy products continued to diminish. In addition, because we had licensed operating system source code and terminated a number of license agreements over the prior three fiscal years, the number of OEM license agreements which could generate royalty revenues decreased.

Software and related services revenue also includes license fees generated from our Flex UI licensing program. For fiscal 2001, we recorded approximately $500,000 in Flex UI licensing revenues.

Research and development fee revenue. Research and development fee revenue for fiscal 2000 was related to an OEM contract with a single customer. As discussed above, we had adopted a new business model and OEM funded research and development contracts were not being actively pursued since fiscal 1999. No such revenue was recorded after fiscal 2000.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased by $193,000, or 4%, to $4,575,000 for fiscal 2002 in comparison with fiscal 2001. The decrease is attributable to the decreased volumes of professional service activity and revenue as compared with the prior fiscal years. In particular, decreased labor costs as the number of professional services personnel at the end of fiscal 2002 decreased by approximately 29% to 22 employees in comparison to the number of personnel at the end of fiscal 2001. Decreases in direct labor costs were offset by increased costs of consultants who were engaged to fulfill specific responsibilities and expertise with respect to one of our primary professional services customers.

Cost of professional services increased $184,000, or 4%, to $4,768,000 in fiscal 2001 as compared to fiscal 2000. This increase is a result of the increased volumes of professional service activity and revenue as compared with the prior fiscal year.

Gross margin percentages on professional services revenues were 39%, 43%, and 35% during fiscal 2002, 2001 and 2000, respectively. Gross margin is calculated as our professional services revenues less cost of professional services. Gross margin percentage is calculated as our gross margin divided by our professional services revenues. The gross margin recognized on such services is subject to several variables, including the average rates charged for these services, our ability to hire and retain engineering personnel at competitive rates, the relative use of more expensive subcontracted consultants, and the utilization rates of engineering personnel. During fiscal 2002 we renewed some contracts with rates up to 20% lower than the expiring contracts due to the budget constraints of our customers. In addition, our utilization rates were not as high in fiscal 2002 in comparison to the prior fiscal year, primarily due to client delays in renewing our expiring contracts. Also, we utilized subcontracted consultants at a higher level in fiscal 2002 than in the prior year due to particular project needs. As a result of these changes, our gross margin percentages decreased in fiscal 2002 as compared to fiscal 2001. Gross margin percentages improved in fiscal 2001 as compared to fiscal 2000 because of increased rates for such services and decreased average costs resulting from an improved mix of the engineering resources used to provide these services.

In the future, because of our shift of focus to professional services, we anticipate that the professional services business will absorb a significantly higher portion of the facilities overhead costs, which is expected to negatively impact its gross margin percentages. In addition, in order to retain our team after the loss of customers, we have been required to take some lower margin contracts while business opportunities with better margins are being pursued.

Cost of Software and Related Services. Cost of software and related services is comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services expense decreased by $1,375,000, or 70%, to $592,000 during fiscal 2002, in comparison with fiscal 2001. In fiscal 2002 and 2001, such costs were incurred primarily to provide customization services for our AirBoss line of software and the decrease in such costs in fiscal 2002 is the result of the decrease in the related revenue as compared to the prior year.

Also included in the costs of software and related services are license payments to third parties for software that is incorporated into our software. Such costs were a small portion of the costs of software and related services, $13,000 and $47,000, in fiscal 2002 and 2001, respectively and totaled $335,000 in fiscal 2000. The decrease in such costs over the three years is due to a reduced proportion of the related revenues being subject to such fees in each fiscal year.

Cost of software and related services increased by $1,632,000, or 487%, to $1,967,000 for fiscal 2001 in comparison with fiscal 2000. The increase in fiscal 2001 is primarily because we began providing software and related customization services after our acquisition of AirBoss in July 2000.

As a result of our January 2002 reorganization we do not currently expect to incur significant levels of such costs in the foreseeable future.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense decreased by $2,822,000, or 33%, to $5,785,000, during fiscal 2002, in comparison with fiscal 2001. The decrease in sales and marketing expenses was primarily attributable to the reductions we made to our workforce in fiscal 2002 to decrease our expenses and to shift our strategic focus to our professional services business. The cost cutting measures also resulted in reduced spending on marketing programs. The number of sales and marketing personnel employed as of March 31, 2002 decreased by approximately 91% to 4 employees in comparison to the number of these personnel as of March 31, 2001.

Sales and marketing expense increased by $3,030,000, or 54%, to $8,607,000, during fiscal 2001, in comparison with fiscal 2000. This increase was due primarily to an increase in personnel and business activity, including business development, as we expanded our efforts to market our new products and services, particularly the AirBoss Application Platform, Mobile Server+, and Mobile ASP offerings and launched our Mobile Business Alliance Program.

We expect absolute spending on sales and marketing expenses to decrease in the near future, however these resources will now be focused on developing the professional services business, rather than on software products as in the prior two fiscal years.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $1,528,000, or 17%, to $7,674,000, during fiscal 2002, in comparison with fiscal 2001. Decreased research and development expenses were the result of the various reorganizations and related cost cutting measures, in particular the reductions in workforce implemented during in fiscal 2002. The number of research and development personnel employed as of March 31, 2002 decreased by approximately 92% to 7 employees in comparison to the number of personnel as of March 31, 2001. Because of our January 2002 reorganization and cost cutting measures, development of the AirBoss application platform has ended and therefore we expect research and development expenses to be minimal in the near future as we focus on growing the professional services business.

Research and development expense increased by $5,102,000, or 124% to $9,202,000, during fiscal 2001, in comparison with fiscal 2000. This increase was attributable principally to increased staffing and related costs, including recruiting expenses, as we expanded our research and development efforts. In particular, our efforts focused on software development for the AirBoss Application Platform and Mobile Server+.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $2,919,000, or 41%, to $4,160,000, during fiscal 2002, in comparison with fiscal 2001. The primary reason for the decrease in general and administrative expenses is reduced legal expenses as a result of the settlement of a patent dispute in December 2000. Legal fees were $2,340,000, or approximately 33% of the total general and administrative expense for fiscal 2001, primarily for the legal expenses related to a patent dispute with Openwave Systems Inc., formerly Phone.com ("Openwave"), which we settled by entering into a royalty-free patent cross-license agreement. Additionally, the number of general and administrative personnel employed as of March 31, 2002 decreased by approximately 69%, to 12 employees, in comparison to the number of personnel as of March 31, 2001.

General and administrative expense increased by $3,741,000 or 112%, to $7,079,000, during fiscal 2001, in comparison to fiscal 2000. This increase was due to increased legal expense incurred primarily as a result of the patent dispute with Openwave, as well as the increased personnel costs required to build the administrative infrastructure to support the new business plan and the AirBoss acquisition.

We expect our general and administrative expenses to decrease in fiscal 2003 as a result of the reductions in force which have accompanied the various reorganizations during fiscal 2002.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets of $5,227,000 during fiscal 2002 and $5,410,000 during fiscal 2001 was attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. Amortization of goodwill and other intangible assets for fiscal 2002 was for twelve months whereas for fiscal 2001, amortization was for the nine months after our purchase of AirBoss. The fiscal 2002 amortization was lower despite the longer period because the underlying intangibles base was reduced during fiscal 2002 by writedowns due to value impairments discussed below and in the Notes to Condensed Consolidated Financial Statements.

Write-down of goodwill and other long-lived assets. We review long-lived and intangible assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or circumstances indicate the carrying value of an asset may not be recoverable. As a result of these reviews, write-downs of goodwill and other long-lived assets of $27,557,000 were recorded for fiscal 2002, as discussed below.

Non-cash asset impairment charges of $3,391,000 were recorded during fiscal 2002 to write down equipment no longer being used in operations as a result of the reorganizations and headcount reductions made during the year, net of estimated recoveries.

Since our acquisition of AirBoss in July 2000, we have performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenue growth rates, and continued operating losses. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or residual value, depending on the nature of the asset. As a result of these assessments, we concluded that the decline in market conditions was significant and "other than temporary". As a result, we recorded write downs of $14,769,000 and $9,397,000 in the three months ended September 30, 2001 and December 31, 2001, respectively, based on the amount by which the carrying amount of these assets exceeded their estimated fair value using discounted cash flows. We believe that these write downs are consistent with our decision to sell the AirBoss technology and focus on realizing the value of our professional services business.

Fair value was determined based on discounted estimated future cash flows from the AirBoss product line. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values and estimated net realizable value, reflect management's best estimates. The discount rates used represent the risk-adjusted cost of capital. As of March 31, 2002, the value of AirBoss goodwill and other intangibles assets included in our consolidated balance sheet is $2,001,000. There can be no assurance that we will be able to obtain this fair value from any purchaser of the AirBoss technology or business. For further discussion see Note 4 to the Consolidated Financial Statements.

Purchased in-process research and development. Due to the AirBoss acquisition in July 2000, we incurred a non-recurring, non-cash expense for purchased in-process research and development costs of $1,378,000 in the three months ended September 30, 2000. See further discussion in the Note 4 to the Consolidated Financial Statements.

Restructuring charges. We recorded restructuring charges of $3,272,000 during fiscal 2002. These charges relate to the cost-cutting measures we adopted and announced in June and October 2001 and January 2002. The Board of Directors approved these actions and the resulting restructuring charges consisting of severance and related payments for a total of 153 terminated employees, accrual for related lease and contract termination costs as a result of these actions. In fiscal 2002, we recorded severance and related payments of $1,713,000, of which $1,160,000 in severance and related payments had been paid as of March 31, 2002. We anticipate that $409,000 of the remaining severance and related payments will be paid over the course of fiscal 2003 and that the remaining severance and related payments of $144,000 will be paid in the following year. For further discussion, see Note 12 to the Consolidated Financial Statements.

In fiscal 2002 we recorded $1,559,000 of charges for the lease and contract termination costs that we estimated that we will be obligated to pay as a result of our restructuring and reorganizations. As of March 31, 2002 we had $681,000 remaining in accrued restructure liabilities to cover balances outstanding at that time for such liabilities, which remained to be paid. This amount is subject to a number of variables and will be dependent upon the results of our efforts to negotiate settlements to these contractual liabilities.

In connection with our restructuring and reorganization announced in January 2002, a ten-year facility lease in Morganville, New Jersey was terminated for approximately $767,000 in cash and non-cash considerations. This settlement included the transfer of assets with a remaining book value of $214,000 which were written off in connection with the termination and was included in restructuring charges for the quarter ended March 31, 2002. Office facilities in Alameda, California with a remaining lease term through January 2005 were returned to the lessor's possession in March 2002 and a lease termination agreement was negotiated in May 2002. We settled this liability for approximately $400,000 in cash and other non-cash consideration, which is accrued at March 31, 2002.

We have returned equipment from a number of non-cancelable operating leases to the respective lessors. Cancellation and other charges are currently under negotiation with these vendors. We had aggregate future minimum payment obligations under these leases of approximately $209,000 as of March 31, 2002. The amounts we estimated by to settle these leases have been included in the restructuring charges.

We cannot be sure that our current estimates of the costs associated with these restructuring actions and reorganization will not change.

Variable non-cash stock compensation

On November 5, 2001, we announced an offer to our employees with outstanding stock options to exchange such options for new options to purchase a different number of shares of common stock priced as of December 7, 2001. The offer was voluntary and had to be accepted by individual option holders within twenty business days after receipt of the offer. In order to participate in the exchange, an optionee had to exchange all of his or her existing options. Options issued in the exchange vest and become exercisable in twelve monthly increments and include an acceleration provision in the event of a change in control. The first vest date was December 31, 2001. The options were granted on December 7, 2001 with an exercise price of $1.11 per share, which was the closing price for our common stock as reported by the Nasdaq National Market on that date. The options expire on December 7, 2003. Other than changes to the number of shares, exercise price, the vesting schedule, and the expiration date, the new options have substantially the same terms as the exchanged options.

The exchange resulted in the voluntary cancellation of employee stock options of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share.

This offer to exchange options constituted a stock option repricing for financial accounting purposes, requiring us to use variable accounting to measure stock compensation expense potentially arising from the options that were subject to the offer, including options retained by eligible optionees who elected not to participate in the offer. As these new options vest, at the end of each reporting period, we must recognize stock compensation expense based on the excess, if any, of the quoted market price of our common stock over the exercise price. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, or forfeited, or canceled.

Because the closing price of our common stock as reported by Nasdaq on December 31, 2001 and March 31, 2002 was less than the new option exercise price, no stock compensation was record for the year ended March 31, 2002.

Other Income (Expense)

Other Income. Other income of $3,994,000 was recorded in the second quarter of fiscal 2002, as a result of the sale of the remaining 480,000 shares of our investment in Wink Communications, Inc. ("Wink") and the conversion to cash of the related derivative instruments. See further discussion in the Note 3 to the Consolidated Financial Statements. In addition, we recorded other income of $500,000 during fourth quarter of fiscal 2002 as a result of the sale of certain patents. In the fiscal 2001 and 2000, we sold 10,800 and 75,000 shares of Wink common stock for gains of $265,000 and $4,049,000, respectively.

Interest Income. Interest income decreased by $649,000, or 77%, to $191,000, during fiscal 2002, in comparison to fiscal 2001. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest income increased by $194,000, or 30% to $840,000, during fiscal 2001, as compared to fiscal 2000. This increase was attributable to the increased balances of cash available for short-term investment. In particular, we generated cash proceeds of $4,049,000 from the sales of our investment in Wink in the third and fourth quarters of fiscal 2000 and we received $11,100,000 from the issuance of our common stock in the year ended March 31, 2001. The equity proceeds were from a September 2000 private placement of $5,000,000 with Integral Capital Partners, a January 2001 private placement of $5,000,000 with iValue Creation Company, a subsidiary of Toshiba Corporation, exercises under our employee stock option plans, and purchases under our employee stock purchase plan.

Interest Expense. Interest expense was not significant in fiscal 2002, 2001 and 2000, as we had minimal balances of capital lease and debt outstanding. As we implement our new business plans, we may consider financing alternatives that could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source royalties paid us. As of March 31, 2002, we had net operating loss carryforwards for U.S. federal income tax purposes of approximately $110,844,610, and for U.K. income tax purposes of approximately $21,011,000, and for state income tax purposes of approximately $34,905,000. We also had research and development credit carryforwards for federal income tax purposes of approximately $2,627,000 and for state income tax purposes of approximately $293,000. Utilization of our U.S. net operating loss and research credit carryforwards will be subject to annual limitations based on the "change of ownership" provisions of the Tax Reform Act of 1986. These limitations may result in the expiration of net operating loss and research credit carryforwards before utilization.

Significant Accounting Policy Judgments and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments, which affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets, bad debt, income taxes, restructuring charges, contingencies such as litigation, and other complexities typical in our industry. We base our estimates on historical experience and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition. Professional services projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. Professional services revenues are generally billed and recognized based on time and materials expended by us at contracted rates.

Software and related services revenue consists of software license, royalty and related service revenues, including software customization and maintenance. Such revenues include software license fees, which are accounted for in accordance with SOP 97-2 "Software Revenue Recognition," from customers who purchased our products or royalties from hardware manufacturers that incorporate our software products into their systems. In addition, we have licensed certain technology and intellectual property and sold source code to third parties to be used in the development of their own service offerings and products. Revenues from the license of products, technology, intellectual property, and the sale of source code are recognized when evidence of an agreement exists, when we have performed under the terms of the related contract, when such revenues are fixed and determinable and when collectibility is probable.

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

Research and development fees are primarily amounts received pursuant to contracts with original equipment manufacturers ("OEMs") under which we were reimbursed for a portion of our development costs related to specific products up to the amounts specified in the contracts. We are typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs.

Write-down of goodwill and other long-lived assets. We review our long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period of time, and our market capitalization relative to net book value. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. We recorded write-downs of goodwill and other long-lived assets of $27,557,000 in fiscal 2002. If there are no additional transactions for our AirBoss technology in the future, we may be required to record additional impairment charges. We will be required to adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," during the first quarter of fiscal 2003, This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We are in the process of evaluating the impact of implementation on our financial position and results of operations.

Liquidity and Capital Resources

Our total cash and cash equivalents were $3,136,000 at March 31, 2002, compared with $13,713,000 at March 31, 2001. Our net loss for fiscal 2002 is the primary reason for the decline in our cash balance. Our net loss for fiscal 2002, excluding non-cash amortization of goodwill and other intangible assets, and the write-down of goodwill, intangibles and other long-lived assets, was $9,816,000, and this is the primary reason for the decline in our cash balance. These restructurings and reorganizations were necessary as our operating results deteriorated during the year. In particular, our revenues decreased by over $4.9 million to

$11.7 million. Our cash usage from operations during fiscal 2002 would have been even higher if we did not reduce spending based on our assessments of business and revenue opportunities. In connection with the restructuring and reorganizations we implemented during fiscal 2002 we significantly reduced headcount and our operating expense structure. The total number of personnel employed as of March 31, 2002 has decreased by approximately 77% to 45 employees in comparison to the number of personnel as of March 31, 2001. Our fiscal 2002 expenses, excluding non-cash charges for amortization, restructuring costs, purchased in process research and development, and the write-down of goodwill and long-lived assets, decreased by $8.8 million to $22.8 million. We expect to incur additional substantial operating losses at least through fiscal 2003, which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment during fiscal 2002 and 2001 totaled $1,802,000 and $3,025,000, respectively. The capital spending in fiscal 2002 was primarily to prepare a facility for occupancy by the former AirBoss employees, who had previously occupied offices rented from Telcordia after the AirBoss acquisition in July 2000.

As we announced in January 2002 as part of reorganization, we are seeking buyers for AirBoss and our legacy assets. We may not be able to locate a buyer for these assets on acceptable terms before our financial resources have been depleted, which may require us to consider bankruptcy or dissolution.

As of March 31, 2002 the Company has future minimum payments of approximately $660,000 remaining under the non-cancelable operating leases having terms in excess of one year.

Given the ongoing market softness, economic uncertainty and the significant change in our business plan, our ability to forecast future revenue is limited. Although we have repeatedly taken actions to reduce our expense rates, we expect to incur additional operating losses, at least through fiscal 2003. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations into the third quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss, our legacy assets or our professional services business have been disappointing. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. These conditions raise substantial doubt about our ability to continue as a going concern through the year ending March 31, 2003.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." It requires that all business combinations in the scope of this statement be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this statement are effective starting with fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 during the first quarter of fiscal 2003, and we are in the process of evaluating the impact of implementation on our financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 and APB Opinion No. 30, however, this statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. We will adopt SFAS No. 144 during the first quarter of fiscal 2003, and we are in the process of evaluating the impact of implementation on our financial position and results of operations.

Selected Consolidated Financial Data
Quarterly Financial Information (unaudited)
(in thousands, except per share data)

                                                              Quarter Ended
                                           31-Mar-02     31-Dec-01     30-Sep-01     30-Jun-01
Net revenues:
  Professional services                   $    2,295    $    1,728    $    1,520    $    2,016
  Software and related services                  135         2,276           484         1,240
                                          ----------------------------------------------------
    Total net revenues                         2,430         4,004         2,004         3,256

Operating expenses:
  Cost of professional services                1,025         1,110         1,198         1,242
  Cost of software and related services            6           196           165           225
  Sales and marketing                            478           993         2,091         2,223
  Research and development                       808         1,308         2,264         3,294
  General and administrative                     753           839         1,033         1,535
  Amortization of goodwill and
    other intangible assets                      300         1,036         1,941         1,950
  Write-down of goodwill and other
     long-lived assets                            --        12,129        14,769           659
  Restructuring charges                          581           400            --         2,291
                                          ----------------------------------------------------
    Total operating expenses                   3,951        18,011        23,461        13,419
                                          ----------------------------------------------------

Operating loss                                (1,521)      (14,007)      (21,457)      (10,163)

Other income (expense):
  Other income                                   500            --         3,994            --
  Interest income                                 26            21            40           104
  Interest expense                                (1)           (4)           (2)           (1)
                                          ----------------------------------------------------
    Loss before income taxes                    (996)      (13,990)      (17,425)      (10,060)

Provision for income taxes                         4             2            62            61
                                          ----------------------------------------------------
Net loss                                  $   (1,000)   $  (13,992)   $  (17,487)   $  (10,121)
                                          ====================================================

Net loss per share - basic and diluted    $    (0.04)   $    (0.59)   $    (0.74)   $    (0.43)
                                          ====================================================

Quarterly Financial Information (unaudited)
(in thousands, except per share data)

                                                              Quarter Ended
                                           31-Mar-01     31-Dec-00     30-Sep-00     30-Jun-00
Net revenues:
  Professional services                   $    2,342    $    2,157    $    2,352    $    2,055
  Software and related services                2,427         2,131         1,126         1,975
                                          ----------------------------------------------------
    Total net revenues                         4,769         4,288         3,478         4,030

Operating expenses:
  Cost of professional services                1,308         1,207         1,064         1,189
  Cost of software and related services          725           913           311            18
  Sales and marketing                          2,585         2,541         2,008         1,473
  Research and development                     2,702         2,537         2,317         1,646
  General and administrative                   1,704         2,393         1,669         1,313
  Amortization of goodwill and
     other intangible assets                   2,029         2,028         1,353            --
  Purchased in-process research
    and development                               --            --         1,378            --
                                          ----------------------------------------------------
    Total operating expenses                  11,053        11,619        10,100         5,639
                                          ----------------------------------------------------

Operating loss                                (6,284)       (7,331)       (6,622)       (1,609)

Other income (expense):
  Other income                                    --            --           265            --
  Interest income                                164           221           227           228
  Interest expense                                (4)           --            --            --
                                          ----------------------------------------------------
    Loss before income taxes                  (6,124)       (7,110)       (6,130)       (1,381)

Provision for income taxes                        50            61            29           173
                                          ----------------------------------------------------
Net loss                                  $   (6,174)   $   (7,171)   $   (6,159)   $   (1,554)
                                          ====================================================

Net loss per share - basic and  diluted   $    (0.27)   $    (0.32)   $    (0.29)   $    (0.08)
                                          ====================================================

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

We have derived and expect to continue to derive most of our revenue from international customers and the majority of our operations are located in Macclesfield, England. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiary uses the local currency as their functional currency. Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result of the above, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiaries results, when translated, may vary from expectations and adversely impact our results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks Corporation

We have audited the accompanying consolidated balance sheets of Geoworks Corporation as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Geoworks Corporation at March 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the financial statements, the Company's recurring losses from operations and the cash required to fund such losses raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are described in Note 1. The consolidated financial statements for the year ended March 31, 2002 do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.


                                                           /s/ Ernst & Young LLP

San Francisco, California
May 1, 2002,
except for Note 14, as to which the date is June 11, 2002

                              Geoworks Corporation
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                                 March 31
                                                                             2002          2001
                                                                          ------------------------
Assets
Current assets:
  Cash and cash equivalents                                               $    3,136    $   13,713
  Accounts receivable, net of allowances $100 and $0 in 2002 and 2001,
     respectively                                                                823         2,769
  Prepaid expenses and other current assets                                      362           538
                                                                          ------------------------
Total current assets                                                           4,321        17,020

Property and equipment, net                                                      405         3,576
Long-term investments and derivative instruments                                   2         4,038
Goodwill and other intangible assets, net                                      2,001        31,556
Other assets                                                                      --            73
                                                                          ------------------------
Total assets                                                              $    6,729    $   56,263
                                                                          ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                        $      554    $    2,374
  Accrued liabilities                                                          2,310         2,874
  Deferred revenue                                                               424         1,128
  Current portion of capital lease obligations                                    --            28
                                                                          ------------------------
Total current liabilities                                                      3,288         6,404

Capital lease obligations, net of current portion                                 --           128
Other accrued liabilities                                                        144            --

Stockholders' equity:
     Preferred stock, no par value; 2,000 shares authorized;
        no shares issued and outstanding in 2002 and 2001                         --            --
     Common stock, no par value; 80,000 shares authorized;
        23,576 in 2002 and 23,423 in 2001 shares issued and outstanding      157,264       157,082
     Accumulated deficit                                                    (153,710)     (111,110)
     Notes receivable from stockholders                                          (88)          (88)
     Deferred compensation                                                      (217)         (318)
     Accumulated other comprehensive income                                       48         4,165
                                                                          ------------------------
Total stockholders' equity                                                     3,297        49,731
                                                                          ------------------------
Total liabilities and stockholders' equity                                $    6,729    $   56,263
                                                                          ========================

See accompanying notes.

                              Geoworks Corporation
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                                 Year ended March 31
                                                               2002        2001        2000
                                                           --------------------------------
Net revenues:
    Professional services                                  $  7,559    $  8,343    $  7,004
    Software and related services (1)                         4,135       8,222       4,815
    Research and development fees                                --          --         320
                                                           --------------------------------
Total net revenues                                           11,694      16,565      12,139

Operating expenses:
    Cost of professional services                             4,575       4,768       4,584
    Cost of software and related services                       592       1,967         335
    Sales and marketing                                       5,785       8,607       5,577
    Research and development                                  7,674       9,202       4,100
    General and administrative                                4,160       7,079       3,338
    Amortization of goodwill and other intangible assets      5,227       5,410          --
     Purchased in-process research and development               --       1,378          --
    Restructuring charges (reversal)                          3,272          --        (589)
    Write-down of goodwill and other long-lived assets       27,557          --          --
                                                           --------------------------------
Total operating expenses                                     58,842      38,411      17,345
                                                           --------------------------------
Operating loss                                              (47,148)    (21,846)     (5,206)

Other income (expense):
    Other income                                              4,494         265       4,049
    Interest income                                             191         840         646
    Interest expense                                             (8)         (4)        (10)
                                                           --------------------------------
Total other income, net                                       4,677       1,101       4,685
                                                           --------------------------------
Loss before income taxes                                    (42,471)    (20,745)       (521)
Provision for income taxes                                      129         313         452
                                                           --------------------------------
Net loss                                                   $(42,600)   $(21,058)   $   (973)
                                                           ================================

Net loss per share - basic and diluted                     $  (1.81)   $  (0.99)   $  (0.05)
                                                           ================================
Shares used in per share computation                         23,555      21,190      17,866
                                                           ================================

   (1) Revenues from related party (Note 4)                $    452    $  2,555          --
                                                           ================================

See accompanying notes.

                              Geoworks Corporation
                 Consolidated Statements of Stockholders' Equity
                                 (In thousands)

                                                                                                Notes
                                                          Common Stock                        Receivable
                                                     ----------------------    Accumulated       From          Deferred
                                                       Shares      Amount        Deficit      Stockholders   Compensation
                                                     --------------------------------------------------------------------
 Balances at March 31, 1999                            17,629     $ 102,376     $ (89,079)     $     (67)      $     --
 Common stock issued under stock option and
   stock purchase plans                                   856         3,254            --           (182)            --
 Payments received from stockholders                       --            --            --             67             --
 Comprehensive income (loss):
      Unrealized gains on investments                      --            --            --             --             --
      Foreign currency translation adjustment              --            --            --             --             --
      Net loss                                             --            --          (973)            --             --

 Comprehensive income                                      --            --            --             --             --
                                                     ------------------------------------------------------------------
 Balances at March 31, 2000                            18,485       105,630       (90,052)          (182)            --
 Common stock issued under stock option and
   stock purchase plans                                   315         1,114            --             --             --
 Common stock issued in private placements              1,606         9,986            --             --             --
 Common stock issued for acquisition of AirBoss         3,017        39,949            --             --             --
 Payments received from stockholders                       --            --            --             94             --
 Deferred compensation                                     --           403            --             --           (403)
 Amortization of deferred compensation                     --            --            --             --             85
 Comprehensive income (loss):
      Unrealized loss on investments                       --            --            --             --             --
      Unrealized gain on derivative instruments            --            --            --             --             --
      Foreign currency translation adjustment              --            --            --             --             --
      Net loss                                             --            --       (21,058)            --             --

 Comprehensive loss                                        --            --            --             --             --
                                                     ------------------------------------------------------------------
 Balances at March 31, 2001                            23,423       157,082      (111,110)           (88)          (318)
 Common stock issued under stock option and
   stock purchase plans                                   153           161            --             --            (11)
 Stock options granted for services                        --            21            --             --             --
 Amortization of deferred compensation                     --            --            --             --            112
 Comprehensive income (loss):
      Realized gains on investment and
       derivative instruments                              --            --            --             --             --
      Unrealized loss on investment                        --            --            --             --             --
      Foreign currency translation adjustment              --            --            --             --             --
      Net loss                                             --            --       (42,600)            --             --

 Comprehensive loss                                        --            --            --             --             --
                                                     ------------------------------------------------------------------
 Balances at March 31, 2002                            23,576     $ 157,264     $(153,710)     $     (88)     $    (217)
                                                     ==================================================================

                                                  Accumulated
                                                     Other           Total
                                                 Comprehensive    Stockholders'
                                                     Income          Equity
                                                 -----------------------------
 Balances at March 31, 1999                         $     144      $  13,374
 Common stock issued under stock option and
   stock purchase plans                                    --          3,072
 Payments received from stockholders                       --             67
 Comprehensive income (loss):
      Unrealized gains on investments                  21,177         21,177
      Foreign currency translation adjustment             (85)           (85)
      Net loss                                             --           (973)
                                                                   ---------
 Comprehensive income                                      --         20,119
                                                 ---------------------------
 Balances at March 31, 2000                            21, 236        36,632
 Common stock issued under stock option and
   stock purchase plans                                    --          1,114
 Common stock issued in private placements                 --          9,986
 Common stock issued for acquisition of AirBoss            --         39,949
 Payments received from stockholders                       --             94
 Deferred compensation                                     --             --
 Amortization of deferred compensation                     --             85
 Comprehensive income (loss):
      Unrealized loss on investments                  (18,778)       (18,778)
      Unrealized gain on derivative instruments         1,636          1,636
      Foreign currency translation adjustment              71             71
      Net loss                                             --        (21,058)
                                                                   ---------
 Comprehensive loss                                        --        (38,129)
                                                 ---------------------------
 Balances at March 31, 2001                             4,165         49,731
 Common stock issued under stock option and
   stock purchase plans                                    --            150
 Stock options granted for services                        --             21
 Amortization of deferred compensation                     --            112
 Comprehensive income (loss):
      Realized gains on investment and
       derivative instruments                          (3,994)        (3,994)
      Unrealized loss on investment                       (43)           (43)
      Foreign currency translation adjustment             (80)           (80)
      Net loss                                             --        (42,600)
                                                                   ---------
 Comprehensive loss                                        --        (46,717)
                                                 ---------------------------
 Balances at March 31, 2002                         $      48      $   3,297
                                                 ===========================

See accompanying notes.

                              Geoworks Corporation
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                 Year ended March 31
                                                                             2002          2001          2000
                                                                         ------------------------------------
Operating activities
Net loss                                                                 $(42,600)     $(21,058)     $   (973)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation                                                         1,294         1,059           721
       Amortization of goodwill and other intangible assets                 5,227         5,410            --
       Provision for doubtful accounts                                        100            --            --
       Purchased in-process research and development                           --         1,378            --
       Non-cash restructuring charges (reversal)                              214            --          (589)
       Write-down of goodwill and other long-lived assets                  27,557            --            --
       Amortization of deferred compensation                                  112            85            --
       Gain on sale of long-term investments and other assets              (4,494)         (265)       (4,049)
       (Gain) loss on disposal of property and equipment                       29            (6)           --
       Stock options granted for services                                      21            --            --
       Changes in operating assets and liabilities, net of business combination:
          Accounts receivable                                               1,831        (1,067)        1,610
          Prepaid expenses and other assets                                   176          (122)          (20)
          Other assets                                                         --           (62)           --
          Deferred revenue                                                   (704)         (501)          131
          Accounts payable                                                 (1,820)        1,201           669
          Accrued liabilities and other                                      (241)          599          (163)
                                                                         ------------------------------------
Net cash used in operating activities                                     (13,298)      (13,349)       (2,663)

Investing activities
Purchases of property and equipment                                        (1,802)       (3,025)         (937)
Proceeds from sales and disposals of property and equipment                    75             6            16
Sales of long-term investments                                              3,994           265         4,049
Sales of other assets                                                         500            --            --
Purchase price adjustment on AirBoss acquisition                               --         1,352            --
                                                                         ------------------------------------
Net cash provided by (used in) investing activities                         2,767        (1,402)        3,128

Financing activities
Payment of capital lease obligations                                         (114)           (5)          (30)
Proceeds from issuance of common stock                                        150        11,100         3,254
Payments received on notes receivable from stockholder                         --            94            67
Issuance of stockholder notes                                                  --            --          (182)
                                                                         ------------------------------------
Net cash provided by financing activities                                      36        11,189         3,109

Foreign currency translation adjustments                                      (82)           71           (85)
                                                                         ------------------------------------
Net (decrease) increase in cash and cash equivalents                      (10,577)       (3,491)        3,489
Cash and cash equivalents, beginning of year                               13,713        17,204        13,715
                                                                         ------------------------------------
Cash and cash equivalents, end of year                                   $  3,136      $ 13,713      $ 17,204
                                                                         ====================================

Supplemental disclosure of cash flow information
Cash paid for interest                                                   $      8      $      4      $     10
                                                                         ====================================
Cash paid for income taxes                                               $    129      $    313      $    452
                                                                         ====================================
Supplemental disclosure of non-cash investing and financing activity
Acquisition of AirBoss                                                   $     --      $ 40,150      $     --
                                                                         ====================================
Property and equipment acquired under capital lease                      $     --      $    161      $     --
                                                                         ====================================

See accompanying notes.

                              Geoworks Corporation
                   Notes to Consolidated Financial Statements
                                 March 31, 2002

1. Summary of Significant Accounting Policies

Company

Geoworks Corporation ("the Company") is a provider of software design and engineering services to the mobile and handheld device industry. With nearly two decades of experience developing operating systems, related applications and wireless server technology, the Company has worked with many of the industry leaders in mobile phones and mobile data applications.

During fiscal 2002, various reorganizations and restructurings were implemented. Although the Company has provided software design and engineering services through its professional services teams for several years, prior to the reorganization announced in January 2002, the Company was focused on providing carrier-class mobile Internet infrastructure software enabling personalized real-time access to corporate and Internet data. This business model was built around the licensing of proprietary software platforms for mobile solutions, in particular the Geoworks AirBoss Application Platform, to wireless carriers and enterprises around the world and is no longer being pursued.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has incurred substantial operating losses and cash flow deficits, and expects to incur additional operating losses in fiscal 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is trying to improve these conditions by way of increased revenues from professional services, sales or, licensing of non-strategic assets and technology, and by resolving certain contractual liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. For the Company, these estimates include allowances, and certain assets and liabilities. Actual results could differ from those estimates, and such difference could be material to the consolidated financial position and results of operations.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

1. Summary of Significant Accounting Policies (continued)

Revenue Recognition

Professional services projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. Professional services revenues are generally billed and recognized based on time and materials expended by the Company at contracted rates.

Software and related services revenue consists of software license, royalty and related service revenues, including software customization and maintenance. Such revenues include software license fees, which are accounted for in accordance with SOP 97-2 "Software Revenue Recognition," from customers who purchased the Company's products or royalties from hardware manufacturers that incorporate the Company software products into their systems. In addition, the Company has licensed certain technology and intellectual property and sold source code to third parties to be used in the development of their own service offerings and products. Revenues from the license of products, technology, intellectual property, and the sale of source code are recognized when evidence of an agreement exists, when the Company has performed under the terms of the related contract, when such revenues are fixed and determinable and when collectibility is probable.

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

Research and development fees are primarily amounts received pursuant to contracts with original equipment manufacturers ("OEMs") under which the Company has reimbursed for a portion of our development costs related to specific products up to the amounts specified in the contracts. The Company is typically paid by the OEM as it achieves certain project milestones. Revenue under these research and development arrangements is recognized under the percentage-of-completion method based on the relationship of costs incurred to date to total anticipated project costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits with original maturities of three months or less and are stated at cost, which approximates fair value.

Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and trade accounts receivable. Cash and cash equivalents are held in federally insured or well-established financial institutions. The Company sells its products primarily to, and has trade accounts receivable with, original equipment manufacturers and telecommunications companies in the United States and abroad. As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected collections of accounts receivable and specific identification of uncollectible accounts. Additionally, customers' financial condition and credit worthiness are regularly evaluated. At March 31, 2002, the Company established an allowance of $100,000 related to certain customer. There were no such amounts accrued at March 31, 2001 and 2000. Historical losses have not been material.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

1. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments

Derivative financial instruments entered into in November 2000 were designated to hedge the fair value of the Company's investment in Wink Communications common stock. Derivative instruments were recorded at fair value as determined by the difference between the market value of the underlying hedged securities and their stated selling prices per the derivative contracts. Any unrealized gain or loss on the derivative instruments were recorded in accumulated other comprehensive income. The amount of the ineffectiveness of the hedge was not material; thus, no amounts were recorded in the consolidated statement of operations. The derivative instruments were settled during fiscal 2002, which resulted in a realized gain of $3,514,000.

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

Property and Equipment

Property and equipment are stated at cost, or at fair value after certain asset write-downs. Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to four years. Assets acquired under capital lease obligations and leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the assets or the terms of the leases.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," long-lived assets (primarily property, plant and equipment, goodwill, and other intangible assets) held and used by the Company or to be disposed of are reviewed for impairment whenever events or changes in circumstances indicate that the net book value of the asset may not be recoverable. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to fair value, which is determined based either on discounted cash flows or residual value, depending on the nature of the asset.

During fiscal 2002, the Company identified such possible impairment indicators to include, but not limited to, the significant negative industry and economic trends impacting current operations, declines in the Company's stock price, expected future growth rates, and continued operating losses. Forecasted undiscounted cash flows from AirBoss business unit were determined to be less then the carrying values of the related assets. Accordingly the Company performed discounted cash flow analysis to determine fair value, which has resulted in non-cash write-downs totaling $24,166,000 in fiscal 2002 of the goodwill and other intangible assets resulting from the Company's acquisition of the AirBoss business unit from Telcordia Technologies, Inc. in July 2000.

Research and Development Expense

Research and development expense includes both internally funded development and projects funded in part by customers. Total research and development expenses on projects for which OEM funding was received was $182,000 for fiscal 2000. Total revenue recognized on projects for which OEM funding was received was $320,000 in fiscal 2000. No such expenses were recognized in fiscal 2002 and 2001.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

1. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, which include cash equivalents, long-term investments, and derivative instruments, approximate their fair values based on quoted market values of the instruments.

Major Customers

Revenues from three major customers accounted for 40%, 28% and 17%, respectively of net revenues for fiscal 2002. Revenues from two of these and one additional major customer accounted for 32%, 31% and 15%, respectively of net revenues for fiscal 2001. Revenues from two of these and one additional major customer accounted for 39%, 31% and 18%, respectively of net revenues for fiscal 2000.

Accounting for Stock-Based Compensation

In accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply the intrinsic-value method under Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations in accounting for its stock option and stock purchase plans. A summary of the pro forma effects on reported net loss and net loss per share for fiscal 2002, 2001 and 2000 as if the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 is presented in Note 9.

Net Loss Per Share

Basic and diluted net income (loss) per share information for all periods is presented in accordance with the requirements of SFAS No. 128, "Earnings per Share." Basic earnings per share is computed using the weighted average number of shares of common stock outstanding during the period and excludes any dilutive effects of outstanding common stock equivalents. The effect of potentially dilutive stock options has been excluded from the computation of diluted net loss per share because the effect of their inclusion would be antidilutive.

If the Company had reported net income for fiscal 2002, 2001 and 2000, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For fiscal ended 2002, 2001 and 2000, the calculation would have included the common stock equivalent effect of 138,000, 1,569,000, and 1,994,000 shares, respectively.

Segment Information

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," public business enterprises are required to report financial and other information about operating segments of the entity for which such information is available and is utilized by the chief operating decision maker. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic area, and major customers (see Note 11). The Company operates as one business segment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," under which the liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which establishes financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." It requires that all business combinations in the scope of this statement be accounted for using one method, the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition, and after they have been initially recognized in the financial statements. The provisions of this statement are effective starting with fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 during the first quarter of fiscal 2003, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal periods. This statement supersedes SFAS No. 121 and APB Opinion No. 30, however, this statement retains the requirement of APB Opinion No. 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in a distribution to owners) or is classified as held for sale. This statement addresses financial accounting and reporting for the impairment of certain long-lived assets and for long-lived assets to be disposed of. The Company will adopt SFAS No. 144 during the first quarter of fiscal 2003, and is in the process of evaluating the impact of implementation on the financial position and results of operations of the Company.

2. Property and Equipment

Property and equipment consist of the following (in thousands):

                                                        March 31
                                                     2002       2001
                                                   -----------------

Equipment                                          $  693     $6,043
Furniture and fixtures                                 79      1,002
Leasehold improvements                                190        850
                                                   -----------------
                                                      962      7,895
Less accumulated depreciation and amortization        557      4,319
                                                   -----------------
Property and equipment, net                        $  405     $3,576
                                                   =================

Property and equipment includes $161,000 for equipment under capital lease at March 31, 2001. No such capital leases were included in property and equipment at March 31, 2002.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

3. Long-Term Investments and Derivative Instruments

Long-term investments and derivative instruments were as follows (in thousands):

                                                               March 31
                                                            2002       2001
                                                           -----------------

Wink Communications, Inc.                                  $   --     $2,400
Other                                                           2          2
                                                           -----------------
Total long-term investments                                     2      2,402
Derivative instruments related to investments                  --      1,636
                                                           -----------------
Total long-term investments and derivative instruments     $    2     $4,038
                                                           =================

In connection with the transfer of certain technology and rights to a privately held company, Wink Communications Inc. ("Wink"), the Company received a minority interest in the company in a previous fiscal year. In August 1999, Wink completed an initial public offering of its common stock.

The Company's marketable equity securities and its long-term investments are classified as available-for-sale. The carrying value of the Company's investments in Wink was determined based on the closing price of the common shares at each balance sheet date. The fair value of these assets fluctuated with the market price of Wink common shares as well as the value of a series of derivative instruments the Company entered into in November 2000 to hedge against a decline in value of its investment in Wink. These derivative instruments ensured that the minimum value of the Wink investment should be at least $4,036,000 at maturity or expiration of the instruments. However, the maximum value of the Wink investments was limited to $7,397,000, depending on the common share price of Wink at maturity or expiration.

During September 2001, the Company sold the Wink investment and converted the related derivative instruments to cash. A total of 480,000 common shares of Wink were sold at a realized gain, including the effect of liquidating the related derivative instruments, of $3,994,000. The derivative instruments were liquidated shortly before their scheduled maturity or expiration dates; hence the realized value was below the minimum value.

Gains recognized on the sale of these investments are reported as other income. For fiscal 2001, 10,800 shares of Wink were sold at a gain of $265,000.

4. Acquisition of AirBoss

On July 24, 2000, the Company acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), a subsidiary of Science Applications International Corporation ("SAIC"). The acquired division consisted of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss").

Effective as of the closing of the acquisition, the Company established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to, and assumed by, the Company as part of the acquisition. In connection with the acquisition, Telcordia terminated the employment of twenty-five individuals, who were then immediately hired by the Company.

The acquisition was accounted for as a purchase business combination. Accordingly, the purchase consideration was allocated to the tangible and identifiable intangible assets acquired based on fair values as of the closing date. No liabilities were assumed in the transaction. The valuation of intangible assets acquired was determined in conjunction with an independent valuation report.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

4. Acquisition of AirBoss (continued)

The total purchase price of approximately $39.9 million consisted of approximately 3,018,000 shares of Geoworks' common stock. The fair value per share of common stock issued is based on an average of the closing prices adjacent the May 16, 2000 announcement of the acquisition. The acquisition expenses of $250,000 consisted mainly of legal, accounting, and financial advisory fees.

The fair value of assets acquired was as follows (in thousands):

Current assets                                              $    504

Goodwill and other intangible assets:
   Developed technology                                        4,732
   Core technology                                             1,605
   Acquired workforce                                            616
   Patents                                                     1,048
   Goodwill                                                   30,316
                                                            --------
                                                              38,317

Acquired in-process research and development                   1,378
                                                            --------
                                                              39,695

                                                            --------
Total purchase price                                          40,199
Less:  Purchase price adjustment on AirBoss acquisition       (1,352)
                                                            --------
                                                            $ 38,847
                                                            ========

In fiscal 2002, the Company recorded non-cash, asset impairment charges on its goodwill and other intangible assets. The remaining intangible assets, developed technology, core technology, and patents, are being amortized over two to four years. Amortization expense of the acquired intangible assets was $5,227,000 and $5,410,000 for the years ended March 31 2002 and 2001, respectively.

Acquired in-process research and development of $1,378,000 was charged to operations during the quarter ended September 30, 2000.

The Company has entered into various contracts with Telcordia to provide AirBoss software to various customers of Telcordia. Revenues from Telcordia for fiscal 2001 were approximately $ 2,555,000. At March 31, 2001, accounts receivable from Telcordia were approximately $1,078,000, of which approximately $218,000 was unbilled. Accounts payable to Telcordia at March 31, 2001 were approximately $398,000.

For fiscal 2002, revenues from Telcordia or SAIC were approximately $452,000. At March 31, 2002, accounts receivable from Telcordia or SAIC were approximately $3,000, all of which had been billed. Accounts payable to Telcordia or SAIC at March 31, 2002 were approximately $304,000.

5. Write-down of Goodwill and Other Long-lived Asset Charges

The Company recorded non-cash, asset impairment charges of $3,391,000 in fiscal 2002 in order to write down equipment that was no longer being used in operations, net of estimated recoveries. No such charges were recorded in fiscal 2001. These charges were primarily attributable to the corporate restructurings described in Note 12.

The Company recorded additional non-cash, asset impairment charges of $24,166,000 in fiscal 2002 based on its analysis of the goodwill and other intangible assets related to the July 2000 acquisition of the AirBoss business unit from Telcordia Technologies, Inc. Forecasted undiscounted cash flows from this business unit were less that the carrying values of the related assets. Accordingly the Company performed a discounted cash flow analysis, which has resulted in non-cash write-downs in fiscal 2002.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

6. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

                                                                 March 31
                                                            2002          2001
                                                          ----------------------

Accrued compensation                                      $    245      $  1,268
Accrued restructuring costs                                  1,090            --
Accrued professional fees                                      285           395
Other accrued liabilities                                      690         1,211
                                                          ----------------------
Total                                                     $  2,310      $  2,874
                                                          ======================

7. Income Taxes

The income tax provisions of $129,000, $313,000, and $452,000 for fiscal 2002, 2001, and 2000, respectively, consist primarily of foreign withholding tax payments made with respect to royalties received from original equipment manufacturers. The fiscal 2002 provision also includes $50,000 for foreign withholding tax payment on a sale of patents. .

Significant components of the Company's net deferred income tax assets are as follows (in thousands):

                                                             March 31,
                                                         2002          2001
                                                       ----------------------

Operating loss carryforwards                           $ 50,038      $ 44,460
Tax credit carryforwards                                  2,920         3,692
Purchased intangible assets                              17,926         8,824
Capitalized research expenditures                         2,762         2,844
Deferred revenue                                            173           463
Other, net                                                   54           295
                                                       ----------------------
Total deferred tax assets                                73,873        60,578
Unrealized gain on marketable securities                     --        (1,654)
Valuation allowance on deferred tax assets              (73,873)      (58,924)
                                                       ----------------------
Net deferred tax assets                                $     --      $     --
                                                       ======================

The changes in the valuation allowance for fiscal 2002 and 2001 were $14,949,000 and $16,636,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31, 2002 include approximately $4,900,000 associated with stock option activity for which any subsequently recognized tax benefits will be credited directly to stockholders' equity.

As of March 31, 2002, the Company has net operating loss carryforwards for U.S. federal income tax purposes of approximately $110,844,610, U.K. income tax purposes of approximately $21,011,000, and state income tax purposes of approximately $34,905,000. The Company also has federal and state research and development credit carryforwards of approximately $2,627,000 and $293,000 respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2002 through 2021.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

7. Income Taxes (continued)

Utilization of the Company's U.S. net operating loss and tax credit carryforwards will be subject to an annual limitation due to the "change in ownership" provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization.

8. Commitments

The Company leases its remaining office facilities and certain equipment under noncancelable lease agreements that require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $971,000, $1,212,000, and $518,000 for fiscal 2002, 2001, and 2000, respectively.

In connection with the Company's January 2002 restructuring and reorganization, a ten-year operating lease for a facility in Morganville, New Jersey was renegotiated and terminated in a cash and non-cash settlement totaling $767,000. This cost has been included in restructuring charges for the quarter ended March 31, 2002. The irrevocable standby letter of credit for $500,000 associated with the lease was cancelled and the funds collateralizing the letter of credit were released to Geoworks and paid to the landlord.

In March 2002, the Company vacated its facilities in Alameda, California and accrued $400,000 for lease termination costs. The remaining lease commitments on this lease have been excluded from the schedule of minimum lease payments, below.

In conjunction with restructuring, various equipment under non-cancelable operating leases has been returned to the respective lessors. Cancellation and other charges are currently under negotiation with these vendors. The potential future lease liability would have been approximately $209,000 as of March 31, 2002 under the terms of the original contracts. The amounts estimated by the company to settle these leases have been included in the restructuring charges. The remaining lease commitments on these leases have been excluded from the schedule of minimum lease payment, below.

Future minimum payments under remaining non-cancelable operating leases having terms in excess of one year are due as follows (in thousands):

  Fiscal Year
  -----------

     2003                                            $   201
     2004                                                139
     2005                                                122
     2006                                                119
     2007                                                 79
                                                     -------
          Total minimum lease payments               $   660
                                                     =======

9. Stockholders' Equity

Preferred Stock

The Company's Articles of Incorporation authorizes the issuance of two million shares of preferred stock, none of which is issued or outstanding. The Board of Directors has the authority to issue the preferred stock with rights, preferences, privileges and restrictions, including vesting rights, without any further vote or action by the shareholders. A total of 500,000 shares of Preferred Stock have been reserved for issuance under the Company's Shareholder Rights Plan.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

9. Stockholders' Equity (continued)

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

Stock Option Plans

Under the Company's stock option plans, incentive and nonqualified stock options may be granted to employees, consultants and outside directors, to purchase a maximum of 9,435,000 common shares. The exercise price of the stock options is determined by the Company's Board of Directors on the date of grant and is at least equal to the fair market value of the stock on the grant date. Options for new employees generally vest monthly over a one to four year time period.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

9. Stockholders' Equity (continued)

Stock Option Plans (continued)

The following table summarizes activity under the Company's stock option plans:


                                                            Options Outstanding

                                                         Number     Weighted-Average
                                                        of Shares    Exercise Price
                                                      -------------------------------
Balance at March 31, 1999                               3,314,000      $     4.88
    Granted                                             1,235,000            7.30
    Exercised                                            (737,000)           4.08
    Forfeited                                          (1,221,000)           6.05
                                                      ---------------------------
Balance at March 31, 2000                               2,591,000            5.83
    Granted                                             4,157,000            9.68
    Exercised                                            (241,000)           3.02
    Forfeited                                            (666,000)           9.24
                                                      ---------------------------
Balance at March 31, 2001                               5,841,000            8.30
    Granted                                             4,509,000            1.31
    Exercised                                             (10,000)           1.22
    Forfeited                                          (7,327,000)           6.33
                                                      ---------------------------
Balance at March 31, 2002                               3,013,000      $     2.64
                                                      ===========================

Options available for grant at March 31, 2002           6,422,000
                                                      ===========

The weighted average fair value at grant date of options granted during fiscal 2002, 2001 and 2000 was $1.20, $8.87, and $5.88, per share, respectively.

The following table summarizes information concerning currently outstanding and exercisable options:

                             Options Outstanding                   Options Exercisable
                     -----------------------------------------------------------------------
                                   Weighted
                                   Average
                                   Remaining       Weighted                     Weighted
                                  Contractual      Average                      Average
Exercisable Prices     Shares     Life (years)  Exercise Price    Shares     Exercise Price
--------------------------------------------------------------------------------------------
$   0.56 -  0.83        45,000        5.07         $    0.70        15,000     $    0.69
    1.11 -  1.11     2,221,000        1.69              1.11       725,000          1.11
    1.81 -  4.13       369,000        7.35              3.14       282,000          3.13
    6.25 - 11.75       248,000        8.16              9.45       179,000          9.39
   13.19 - 15.63       130,000        7.96             14.96       130,000         14.96
                     -------------------------------------------------------------------
                     3,013,000        3.23         $    2.64     1,331,000     $    4.00
                     ===================================================================

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

9. Stockholders' Equity (continued)

Stock Option Repricing

On November 5, 2001, the Company announced an offer to its employees with outstanding stock options to exchange such options for new options to purchase a different number of shares of common stock priced as of December 7, 2001. The offer was voluntary and had to be accepted by individual option holders within twenty business days after receipt of the offer. In order to participate in the exchange, an optionee had to exchange all of his or her existing options. Options issued in the exchange vest and become exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date was December 31, 2001. The options were granted on December 7, 2001 with a price of $1.11 per share, which was the closing price for the Company's common stock as reported by the Nasdaq National Market on that date. The options expire on December 7, 2003. Other than changes to the exercise price, the vesting schedule, and the expiration date, the new options have substantially similar terms as the exchanged options.

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

As these new options vest at the end of each reporting period, beginning with the three months ended December 31, 2001, the Company will measure and recognize stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, or forfeited, or canceled.

Because the closing price of the Company's common stock as reported by the Nasdaq National Market on December 31, 2001 and March 31, 2002 was less than the new option exercise price, no stock compensation was recorded.

Employee Stock Purchase Plan

Under the Company's employee stock purchase plan, employees meeting certain eligibility criteria may purchase shares of the Company's common stock, subject to certain limitations, at not less than 85% of fair market value as defined in the plan. A total of 950,000 shares have been reserved for issuance under the plan. In fiscal 2002, 2001, and 2000, 143,000 shares, 71,000 shares, and 69,000 shares, respectively, were issued under the plan at average prices of $1.06, $4.56, and $2.07 per share, respectively. At March 31, 2002, a total of 391,000 shares were available for issuance under the plan.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

9. Stockholders' Equity (continued)

Stock Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123 and applies APB Opinion No. 25 and related interpretations in accounting for its stock option and employee stock purchase plans. Had compensation cost for the Company's stock plans been determined based on the fair value at the grant date for awards during fiscal 2002, 2001, and 2000 the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                   Year ended March 31
                                                           2002            2001            2000
                                                        ------------------------------------------
Net loss, as reported                                   $  (42,600)     $  (21,058)     $     (973)
Net loss, pro forma                                        (51,541)        (31,473)         (4,561)

Net loss per share - basic and diluted, as reported     $    (1.81)     $    (0.99)     $    (0.05)
Net loss per share - basic and diluted, pro forma            (2.19)          (1.49)          (0.26)

The fair value of each option as of date of grant has been estimated using the Black-Scholes option-pricing model with the following assumptions used for fiscal 2002, 2001, and 2000: expected volatility calculations based on historical data (2.149, 1.481, and 1.086, respectively) and risk-free interest rates based on U.S. government strip bonds on the date of grant (2.41%, 6.41%, and 5.94%, respectively) with maturities equal to the expected option lives of five years. No dividends are assumed.

Common Stock Reserved for Future Issuance

Common stock reserved for future issuance as of March 31, 2002 is as follows:

Employee stock options outstanding                          3,013,000
Employee stock options available for grant                  6,422,000
Employee stock purchase plan shares available for grant       391,000
                                                            ---------
Total                                                       9,826,000
                                                            =========

10. Retirement Plan

The Company has a deferred compensation plan for substantially all employees. Under this plan, which qualifies under Section 401(k) of the Internal Revenue Code, eligible employees may contribute up to 15% of their pretax salary, subject to certain limitations.

During the first three quarters of fiscal 2002, the Company matched 70% of the basic contribution of 1% to 6% of total employee compensation and such matching amounts vest 20% per year over a five-year period. The matching policy was discontinued during the fourth quarter of fiscal 2002 as part of the cost-cutting measures to conserve the Company's resources. The Company contributed $179,000, and $149,000 during fiscal 2002 and 2001, respectively. No employer contributions were made during fiscal 2000.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

11. Information by Geographic Area

Information regarding operating information and identifiable assets by geographic area is as follows (in thousands):

                                                Year ended March 31
                                       2002             2001             2000
                                     ------------------------------------------
Revenues:
   U.S.  revenues                    $  3,286         $  3,703         $    716
   Foreign revenues:
     Japan                              5,189            7,788            5,542
     Europe                             3,219            5,074            5,881
                                     ------------------------------------------
                                     $ 11,694         $ 16,565         $ 12,139
                                     ==========================================


                                                Year ended March 31
                                       2002             2001             2000
                                     ------------------------------------------
Operating loss:
   U.S. operations                   $(43,435)        $(17,192)        $ (2,078)
   Foreign operations                  (3,713)          (4,654)          (3,128)
                                     ------------------------------------------
                                     $(47,148)        $(21,846)        $ (5,206)
                                     ==========================================


                                                      March 31
                                       2002             2001             2000
                                     ------------------------------------------
Identifiable assets:
   U.S. operations                   $  6,310         $ 55,390         $ 40,673
   Foreign operations                     419              873              786
                                     ------------------------------------------
                                     $  6,729         $ 56,263         $ 41,459
                                     ==========================================

12. Restructuring Charges

Fiscal 2002

In June 2001, the Company reorganized its operations, exited the Mobile ASP (Application Service Provider) market, and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection with this reorganization, the Company terminated 43 employees, or approximately 22% of its workforce, and recorded restructuring charges of $2,291,000 for the three months ended June 30, 2001. Most of the terminated employees were from the Alameda, California location. The remaining Alameda employees were consolidated into a portion of the Company's Alameda facility and the vacated portion of the facility became available for sublease.

In October 2001, the Company implemented a number of cost-cutting measures to conserve its resources. The Company terminated 70 employees, or 45% of its workforce, and recorded restructuring charges of $400,000 for the three months ended December 31, 2001.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

12. Restructuring Charges (continued)

In January 2002, the Company announced the implementation of a number of additional cost-cutting measures to further conserve its resources. The Company terminated an additional 40 employees, or 45% of its workforce between January and April 2002, primarily from its AirBoss and headquarters staff. The Company relocated its headquarters from Alameda, California to smaller, less expensive space in Emeryville, California. As a result of the reorganization, the Company recorded additional restructuring and related charges of $581,000 in the three months ended March 31, 2002 and announced changes in its management and Board of Directors.

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs (related primarily to computer hosting capacity for the Mobile ASP business) and the lease termination costs as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                              Severance           Lease            Contract
                                             and related       termination,      termination
                                               charges            costs             costs            Total
                                             -----------------------------------------------------------------
Total restructuring expense for 2002 ...     $      1,713      $      1,388      $        171     $      3,272
Amounts paid ...........................           (1,160)             (664)               --           (1,824)
Assets written-off .....................               --              (214)               --             (214)
                                             -----------------------------------------------------------------
                                                      553               510               171            1,234
Less:
Current portion of restructuring charges
   (accrued liabilities) ...............             (409)             (510)             (171)          (1,090)
                                             -----------------------------------------------------------------
Non-cash portion of restructuring
   charges (other accrued liabilities) .     $        144      $         --      $         --     $        144
                                             =================================================================

Asset impairment charges resulting from these restructuring actions are further described in Note 5.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2002

12. Restructuring Charges (continued)

Fiscal 2000

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

During the fourth quarter of fiscal 2000, based on improved operating results and improved business opportunities, the Company reoccupied the space in its primary facility that it had previously intended to vacate. As a result, the remaining lease commitment accrual, $589,000, was reversed.

The following table summarizes the restructuring activity (in thousands):

                                               Severance        Write-off of       Accrual of
                                              and related       property and          lease
                                                charges           equipment        commitments           Total
                                             ---------------------------------------------------------------------
Total restructuring charges                  $         247      $         501     $       1,042      $       1,790
Amount paid                                            (59)                --                --                (59)
Write-off of property and equipment                     --               (501)               --               (501)
                                             ---------------------------------------------------------------------
Accrued liabilities at March 31, 1999                  188                 --             1,042              1,230
Amounts paid                                          (188)                --              (453)              (641)
Reversal of accrued lease commitments                   --                 --              (589)              (589)
                                             ---------------------------------------------------------------------
Accrued liabilities at March 31, 2000        $          --      $          --     $          --      $          --
                                             =====================================================================

13.  Legal Proceedings

In January 2002, the Company filed a demand for arbitration with the American Arbitration Association in Oakland, California seeking payment of approximately $100,000, which consists of $88,000 in notes receivable plus accrued interest, from Donald G. Ezzell, former general counsel and chief operating officer of Geoworks, as the balance due on a note made for the purchase of Geoworks stock by Mr. Ezzell when hired in 1999. The Company believes that the payment became due on December 31, 2001. Mr. Ezzell denies liability and claims fraud, breach of contract, securities law violations, unfair business practices and the right to recission. The matter is scheduled for a hearing in October 2002. Discovery has begun. The Company does not believe that Mr. Ezzell's contentions have merit and will continue to seek collection of the sums due it to the extent practical or the cancellation of the stock if not paid for.

14. Subsequent Event

On June 11, 2002, the Company issued options to acquire 2,800,000 common shares with an exercise price of $0.11 to its employees and directors. These shares vest monthly over a one-year period subject to acceleration for a change in control.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item with respect to executive officers and directors is incorporated herein by reference from Item 4A of Part I of this Form 10-K. The information required by this Item with respect to compliance with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to our 2002 Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our 2002 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this Item is incorporated herein by reference to our 2002 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our 2002 Proxy Statement.

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

      3.    Exhibits.

            The following exhibits are filed as part of, or incorporated by reference into, this report on Form 10-K:

            Exhibit Number /Description of Document
            ---------------------------------------

            3.1a Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.01 to Registrant's report on Form 8-K filed October 27, 1997.)

            3.1b Certificate of Amendment of Certificate of Incorporation of the Registrant, filed November 3, 2000, with the Secretary of State of the State of Delaware. (Incorporated by to Exhibit 3.1.a to Registrant's report on Form 10-Q filed for the quarter ending September 30, 2000 on November 14, 2000.)

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

            4.1a Shareholder Rights Plan, dated as of March 9, 2001, between the Registrant and Mellon Investor Services, L.L. C. (incorporated by reference to Exhibit 1 to the Registrant's registration statement on Form 8-A, filed March 12, 2001.)

            4.1b Specimen Stock Certificate (incorporated by reference to Exhibit [4.1] to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)

            10.1 Form of Indemnification Agreement between the Registrant and each of its officers and directors (incorporated by reference to Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended September 30, 1997.)

            10.2 1994 Stock Plan, as amended through May 27, 1997 (incorporated by reference to Exhibit 4.03 to Registrant's Registration Statement on Form S-8 (File No. 333-39863) filed November 10, 1997.)*

            10.3  Form of Stock Option Agreement under the 1994 Stock Plan.*

            10.4 Employee Stock Purchase Plan and Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)*

            10.5 Supplemental Stock Option Plan effective August 5, 1996 (incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 filed August 5, 1996.) *

            10.6 Form of Stock Option Agreement under the Supplemental Stock Option Plan (incorporated by reference to Exhibit 4.2 filed with Registrant's Registration Statement on Form S-8 filed August 5, 1996.) *

            10.7  1997 Supplemental Stock Plan (incorporated by reference to
                  Exhibit 4.1 to Registrant's Registration Statement on Form S-8 filed March 25, 1997.)*

            10.8 Form of Stock Option Agreement under the 1997 Supplemental Stock Plan (incorporated by reference to Exhibit 4.2 to Registrant's Registration Statement on Form S-8 filed March 25, 1997.) *

            10.9 Executive Employment Agreement between Geoworks and David L. Grannan, dated January 10, 1999 (incorporated by reference to
                  Exhibit 10.25 to Registrant's report on Form 10-Q for the quarter ended December 31, 1998.)*

            10.10 Amendment to Executive Employment Agreement between Geoworks and David Grannan dated November 21, 2000.*

            10.11 Agreement for Software Development Subcontracting, dated
                  November 4, 1999, between Nokia Mobile Phones Ltd. and Geoworks Corporation (incorporated by reference to exhibit
                  10.29 to Registrant's report on Form 10-Q for the quarter ended December 31, 1999.) ###

            10.12 Intellectual Property Assignment Agreement dated March 15,
                  2002 with Access Co., Ltd.

            10.13 Lease dated December 30, 1993 for facilities located at 960
                  Atlantic Avenue, Alameda, California (incorporated by reference to Exhibit 10.16 to Registrant's Registration Statement on Form S-1 (File No. 33-78104), effective June 22, 1994.)

            10.14 Settlement Agreement and Release dated May 31, 2002 between
                  Alameda Real Estate Investments, a California limited partnership, and Geoworks Corporation.

            10.15 Lease dated November 21, 2000 between Toubin Realty II, LLC and Geoworks and incorporated by reference to Exhibit 10.27 on Form 10-K for the year ended March 31, 2001 filed June 29, 2001.

            10.16 Termination of Lease dated March 27, 2002 between Toubin
                  Realty II, LLC, First Washington State Bank and Geoworks Corporation.

            10.17 Employment agreement with Stephen T. Baker, dated as of July
                  1, 2000 and incorporated by reference to Exhibit 10.35 to Registrant's Report on Form 10-Q for the quarter ended September 30, 2000 filed on November 14, 2000.

            10.18 Exhibit 1, 2 & 3 to the Joint motions to terminate proceedings in the US District Court and the ITC. The exhibits constitute the publicly filed versions of the settlement between Geoworks Corporation and Openwave Systems Inc., formally Phone.com entered into December 28, 2000. (Incorporated by reference to Exhibit 10.35 to Registrant' Report Form 10Q for the quarter ended December 31, 2000 filed on February 14, 2001.) ###

            21.1  List of Subsidiaries (incorporated by reference to Exhibit
                  21.1 to Registrant's Form 10-K for the year ended March 31, 2001 filed on July 2, 2001.)

            23.1 Consent of Independent Auditors (see sequentially numbered Page 58)

            24.1  Power of Attorney (see Page 57)

            ###   Confidential treatment has been granted as to portions thereof

            *     Management contract or compensatory plan or arrangement

(b)   Reports on Form 8-K.

      The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

      (1) January 29, 2002 Press Release (Item 5). The Company announced its financial results for the third fiscal quarter and nine months ended December 31, 2001.

      (2) March 7, 2002 Press Release (Item 5). The Company issued a press release entitled "Geoworks Names Steve Mitchell New President and CEO." The press release announced that the Company:

      o     appointed Steve Mitchell president and chief executive officer

      o accepted the resignation of Dave Grannan as president and chief executive officer;

      o     named Mr. Grannan chairman of the board of directors;

      o promoted Ashley Griffiths to vice president of worldwide sales and marketing;

      o     appointed Jim Judge as a new member of the board of directors; and

      o accepted the resignations of Kevin Neylon, former chairman of the board, Andrew Cole and Kevin Fitzgerald from the board of directors.

(c)   Exhibits.

      See Item 14 (a) 3 above.

(d)   Financial Statement Schedules.

      See Item 14 (a) 2 above

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2002

                                     GEOWORKS CORPORATION


                                     By: /s/ Steve W. Mitchell
                                         -------------------------------

                                     Steve W. Mitchell
                                     President and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David L. Grannan and Steve W. Mitchell and each of them acting individually, as such person's true and lawful attorneys-in-fact and agents, each with full power of substitution, for such person, in any and all capacities, to sign any and all amendments (including post-effective amendments) to this report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                                 Title                                  Date

/s/ Steve W. Mitchell                   President, Chief Executive Officer,             June 28, 2002
-------------------------------         and Director (Principal Executive
Steve W. Mitchell                       Officer)


/s/ David L. Grannan                    Chairman of the Board                           June 28, 2002
-------------------------------
David L Grannan

/s/ John B. Balousek                    Director                                        June 28, 2002
-------------------------------
John B. Balousek

/s/ Jim Judge                           Director                                        June 28, 2002
-------------------------------
Jim Judge

/s/Frank S. Fischer                     Director                                        June 28, 2002
-------------------------------
Frank S. Fischer

/s/ Stephen T.  Baker                   Director                                        June 28, 2002
-------------------------------
Stephen T. Baker

/s/ Timothy J.  Toppin                  Vice President, Chief                           June 28, 2002
-------------------------------         Financial Officer (Principal
Timothy J. Toppin                       Financial Officer)


57