Form 10-Q
period 2002-06-30
GEOWORKS /CA/
filed 2002-08-14
CIK 922285

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to____________.

                                     0-23926
                            (Commission file number)
                                 --------------

                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)
                                 --------------

                Delaware                                 94-2920371
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

     6550 Vallejo Street, Suite 102
         Emeryville, California                             94608
(Address of principal executive offices)                 (Zip Code)

                                 (510) 428-3900
              (Registrant's telephone number, including area code)

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

      As of August 12, 2002, the Company had outstanding 23,576,197 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheets:
             June 30, 2002 and March 31, 2002.............................    3
          Condensed Consolidated Statements of Operations:
             Three Months ended June 30, 2002 and 2001 ...................    4
          Condensed Consolidated Statements of Cash Flows:
             Three Months ended June 30, 2002 and 2001....................    5
          Notes to Condensed Consolidated Financial Statements............    6
Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................    9
          Risk Factors Affecting Future Operating Results.................   17
Item 3.   Quantitative and Qualitative Disclosures about Market Risk......   23

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................   24

SIGNATURES................................................................   25

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                         June 30,    March 31,
                                                          2002         2002
                                                         ------       ------
ASSETS
Current assets:
   Cash and cash equivalents .........................   $1,630       $3,136
   Accounts receivable, net ..........................      895          823
   Prepaid expenses and other current assets .........      308          362
                                                         ------       ------
      Total current assets ...........................    2,833        4,321

Property and equipment, net ..........................      331          405
Long-term investments ................................        2            2
Goodwill and other intangible assets, net ............      982        2,001
                                                         ------       ------
                                                         $4,148       $6,729
                                                         ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..................................   $  428       $  554
   Accrued liabilities ...............................    1,593        2,310
   Deferred revenue ..................................      360          424
                                                         ------       ------
      Total current liabilities ......................    2,381        3,288

Other accrued liabilities ............................       79          144

Stockholders' equity .................................    1,688        3,297
                                                         ------       ------
                                                         $4,148       $6,729
                                                         ======       ======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Three Months Ended
                                                                                June 30,
                                                                       -----------------------
                                                                         2002           2001
                                                                       --------       --------
Net revenues:
   Professional services ........................................      $    876       $  2,016
   Software and related services (1) ............................           135          1,240
                                                                       --------       --------
      Total net revenues ........................................         1,011          3,256
Operating expenses:
   Cost of professional services ................................           670          1,242
   Cost of software and related services ........................            --            225
   Sales and marketing ..........................................           284          2,223
   Research and development .....................................            --          3,294
   General and administrative ...................................           685          1,535
   Amortization of goodwill and other intangible assets .........           300          1,950
   Write down of purchased intangible and other long lived assets           719            659
   Restructuring charges ........................................            --          2,291
                                                                       --------       --------
      Total operating expenses ..................................         2,658         13,419
                                                                       --------       --------
Operating loss ..................................................        (1,647)       (10,163)
Other income (expense):
   Interest income ..............................................             7            104
   Interest expense .............................................            --             (1)
                                                                       --------       --------
Loss before income taxes ........................................        (1,640)       (10,060)
Provision for income taxes ......................................             3             61
                                                                       --------       --------
Net loss ........................................................      $ (1,643)      $(10,121)
                                                                       ========       ========

Net loss per share basic and diluted ............................      $  (0.07)      $  (0.43)
                                                                       ========       ========

Shares used in per share computation basic and diluted ..........        23,576         23,425
                                                                       ========       ========
    (1) Revenues from a related party ...........................      $    120       $     --
                                                                       ========       ========

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                    ----------------------
                                                                                    June 30,      June 30,
                                                                                      2002           2001
                                                                                    -------       --------
Operating activities:
   Net loss ..................................................................      $(1,643)      $(10,121)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation ...........................................................           68            412
      Amortization of goodwill and other intangible assets ...................          300          1,950
      Provision for doubtful accounts ........................................           10             --
      Write-down of other intangible assets ..................................          719             --
      Amortization of deferred compensation and other ........................           25             71
      Changes in operating assets and liabilities ............................       (1,000)         3,388
                                                                                    -------       --------
Net cash used in operating activities ........................................       (1,521)        (4,300)
                                                                                    -------       --------
Investing activities:
   Purchases of property and equipment .......................................          (14)          (800)
   Proceeds from sales and disposals of property and equipment ...............           20             --
                                                                                    -------       --------
Net cash provided by (used in) investing activities ..........................            6           (800)
                                                                                    -------       --------
Financing activities:
   Payments of capital lease and debt obligations ............................           --             (6)
                                                                                    -------       --------
Net cash used in financing activities ........................................           --             (6)
                                                                                    -------       --------
Foreign currency translation adjustments .....................................            9            (61)
                                                                                    -------       --------
Net decrease in cash and cash equivalents ....................................       (1,506)        (5,167)
Cash and cash equivalents at beginning of period .............................        3,136         13,713
                                                                                    -------       --------
Cash and cash equivalents at end of period ...................................      $ 1,630       $  8,546
                                                                                    =======       ========

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The condensed consolidated financial statements for the three months ended June 30, 2002 and 2001 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has incurred substantial operating losses and cash flow deficits, and expects to incur additional operating losses in fiscal 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is trying to improve these conditions by way of increased revenues from professional services, sales or, licensing of non-strategic assets and technology, and by resolving certain contractual liabilities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If the Company had reported net income for the three months ended June 30, 2002 and 2001, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For the three months ended June 30, 2002 and 2001, the calculation would have included the common stock equivalent effects of 5,341,206 and 6,387,045 stock options outstanding, respectively.

3. Comprehensive Loss

      Comprehensive loss consists of the following (in thousands):

                                                           Three Months Ended
                                                                June 31,
                                                         ----------------------
                                                           2002           2001
                                                         -------       --------
Net loss ..........................................      $(1,643)      $(10,121)
Foreign currency translation adjustments ..........            9            (61)
                                                         -------       --------
Comprehensive loss ................................      $(1,634)      $(10,182)
                                                         =======       ========

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. Restructuring Charges

The fiscal year 2003 activities relating to restructuring consisted of resolving obligations that arose from the various reorganizations and restructurings during fiscal year 2002. No new restructuring charges were recorded in fiscal year 2003.

In June 2001, the Company reorganized its operations, exited the Mobile ASP market and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection with this reorganization, the Company terminated approximately 22% of its workforce. In October 2001, as a result of market uncertainties and a lack of market visibility, in particular the impact of delayed buying decisions by wireless carriers for the types of products and services the Company provided with the AirBoss Application Platform, the Company announced a number of cost cutting measures to conserve its resources, including terminating approximately 45% of its workforce. Because of continued market uncertainty and the inability to generate cash through strategic alternatives, in January 2002, the Company announced its exit from the software products business and additional cost cutting measures, including terminating 45% of its remaining workforce. In particular, the Company's Board of Directors concluded it would be in the best interest of the Company to sell the AirBoss assets and to focus on realizing the value of the professional services business.

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs and the lease termination costs as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                                  Severance          Lease          Contract
                                                                 and related      termination     termination
                                                                   charges          costs            costs            Total
Restructuring liabilities at March 31, 2002 ...............          $ 553           $ 510           $ 171           $ 1,234
Amounts paid ..............................................           (175)           (485)            (40)             (700)
                                                                     -----           -----           -----           -------
                                                                       378              25             131               534
Less:
Current portion of restructuring charges (accrued
   liabilities) ...........................................           (299)            (25)           (131)             (455)
                                                                     -----           -----           -----           -------
Non-current portion of restructuring charges (other accrued
   liabilities) ...........................................          $  79           $  --           $  --           $    79
                                                                     =====           =====           =====           =======

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Write-down of Goodwill and Other Long-lived Asset Charges

On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), consisting of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss"). The transaction was accounted for using the purchase method of accounting and gave rise to the recognition of purchased intangibles and goodwill. These intangible assets were amortized over their respective estimated useful lives to their estimated residual values, and through fiscal year 2002, reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." These reviews and the decision to sell the AirBoss assets resulted in the recording of write down of goodwill and other intangible assets of $27.6 million during fiscal year 2002.

In fiscal year 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. We have performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenue growth rates, and continued operating losses. In the three months ended June 30, 2002, the Company recorded a non-cash, write-down of the remaining AirBoss intangible assets of $719,000 to the current estimated realizable value.

The following table presents details of the activity of the Company's intangible assets (in thousands):

                       Balance at      Amortization                 Balance at
                     March 31, 2002      Expense     Write-downs   June 30, 2002

Technology .......      $1,730             $271          $719          $740
Patents ..........         271               29            --           242
Acquired workforce          --               --            --            --
Goodwill .........          --               --            --            --
                        ------             ----          ----          ----

                        $2,001             $300          $719          $982
                        ======             ====          ====          ====

6. Subsequent Event

In August 2002, the Company agreed to settle an obligation of approximately $290,000 to Telcordia for $100,000, to be paid in installments of $50,000 on August 2, 2002, $25,000 by December 31, 2002 and an additional $25,000 by March 31, 2003. Telcordia is a wholly owned subsidiary of Science Applications International Corporation ("SAIC"), the Company's largest shareholder. The Company also assigned to Telcordia any future amounts payable to Geoworks from SAIC under a non exclusive, object code license to the AirBoss technology with SAIC executed in October 2001. Management believes that these amounts would be negligible and subject to offset. Additionally, Geoworks and Telcordia agreed to terminate their AirBoss value added reseller agreement early. The carrying value of the Company's intangible assets will be reduced by the fair value of the reduction of the obligation to Telcordia. The audit committee of the board of directors reviewed this transaction, concluded that it was in the best interests of the Company and recommended that the full board of directors approve it.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and management's plans and expectations. When used in this Report, the words "believe", "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. These statements include but are not limited to our intentions and expectations regarding: our limited capital resources; our dependence on one customer for almost all of our revenues; our ability to manage and expand our professional services business; our listing on the Nasdaq SmallCap Market; our ability to sell the AirBoss technology, our patents or our legacy operating systems; our ability to terminate certain contractual obligations on acceptable terms; economic conditions, and the market for communications technology and services. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Other factors that may contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors Affecting Future Operating Results" beginning on page 17, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that the identified risks are the only risks facing us. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date this Report was published. We undertake no obligation to publicly release updates or revisions to these statements.

Historical Overview

From our initial public offering in 1994 through early 1999, we were focused on developing and selling wireless operating systems for smart phones and PDA's (personal digital assistants). Our customers were large mobile phone manufacturers who paid us research and development fees to develop software and agreed to pay us royalties based on the number of phones they shipped with our operating system. This market did not develop as rapidly as we expected and in mid-1998, several of the world's largest handset makers including Nokia, Motorola, Ericsson and Matsushita, representing over half of our target market, created a joint venture to develop their own mobile operating system. Therefore, in response to the slow growth in the market, the increased competition and the loss of key Original Equipment Manufacturers ("OEM") prospects, we shifted our focus to the development of mobile server software for mobile commerce and information services. By the fourth quarter of fiscal 1999, we had discontinued development of our smart phone operating system (GEOS SC(TM)) and licensed the source code, on a non-exclusive basis, to one of our major OEM customers, Mitsubishi Electric Corporation ("Mitsubishi") whom we continued to support through a professional services consulting agreement through March 2002.

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

In July 2000, we broadened our software product and service offering by acquiring the AirBoss Application Platform and the AirBoss Business Unit ("AirBoss") from Telcordia Technologies, Inc. ("Telcordia"). Telcordia and its parent, Science Applications International Corporation ("SAIC") became our largest shareholder with approximately 12% of our outstanding stock. We established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations, exited the Mobile ASP market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications.

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

In April 2002, Steve W. Mitchell, our former Vice President of Human Resources, replaced David L. Grannan as President and Chief Executive Officer and Mr. Grannan assumed the role of Chairman of the Board of Directors of the Company. Three members of the Board of Directors also resigned in the quarter ended March 31, 2002 and we have since added James M. Judge, Frank S. Fischer and David J. Domeier to the Board, effective in March, June, and July 2002, respectively.

Since the January 2002 announcements we have continued to explore the sale of AirBoss and the source code for our other legacy products. Several patents were sold during the fourth quarter of fiscal 2002 and we have terminated the leases of our former facility in New Jersey and our Company headquarters in Alameda, California and relocated our headquarters to a significantly smaller office space in Emeryville, California. As of April 1, 2002, operations consisted entirely of personnel supporting the professional services business.

In the quarter ended June 30, 2002 our business focus was on managing our professional services business, in particular adding additional customers. As Mitsubishi, the primary customer of our US based professional services team, which generated $4,624,000, or 61%, of our professional services revenue, for fiscal 2002, did not renew its contract when it concluded in March 2002, we have actively marketed the services of the US team and added two additional customers in the US. However the revenue from these new customer contracts, approximately $131,000, was significantly less than $1 million plus per quarter recorded by the US team in the prior year, as discussed in the results of operations below. Consequently, although we were able to maintain a small team of engineers in the US, which increases our future potential, the financial results of our professional services business suffered. We are also actively marketing the professional services capabilities of our team in the UK and have added two additional customers in the UK since June 30, 2002. Our contracts with all of the customers we have added in the current fiscal year are for significantly smaller amounts and shorter in duration than contract we had with Mitsubishi and the contracts we have with Nokia, our current primary customer of the UK office.

As a result of our decision to exit from the software products business during the last quarter of fiscal 2002, much of the following discussion of our historical operating results is not relevant to our current business. Consequently, readers should focus on the results and discussion of our professional services business, keeping in mind that this discussion reflects management's current beliefs, intentions and expectations. Statements made in this discussion are subject to risks and uncertainties that could cause actual results and events to differ materially.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based upon our Condensed Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate, on an ongoing basis, our estimates and judgments, including those related to revenue recognition, bad debts, intangible assets, income taxes, restructuring charges, contingencies such as litigation, and other complexities typical in our industry. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates.

We believe the accounting policies described below, among others, are the ones that most frequently require us to make estimates and judgments, and therefore are critical to the understanding of our results of operations:

Revenue Recognition and Allowances. Professional services projects involve consulting related to technology previously developed by us, as well as development of new technologies supporting mobile communications. Professional services revenues are generally billed and recognized based on time and materials expended by us at contracted rates.

Probability of collection is assessed on a customer by customer basis. Customers are subjected to a credit review process that evaluates the customers' financial position and ultimately their ability to pay. If it is determined from the outset of an arrangement that collection is not probable based upon our review process, revenue is recognized upon cash receipt.

We also maintain a separate allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We analyze accounts receivable and historical bad debts, customer concentrations, customer solvency, current economic and geographic trends, and changes in customer payment terms and practices when evaluating the adequacy of the allowance for doubtful accounts. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

Intangible Assets. Certain intangible assets such as technology and patents are amortized to operating expense over time. When impairment indicators are identified with respect to recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows and should different conditions prevail, material write downs of net intangible assets could occur.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The determination of our tax provision is subject to judgments and estimates due to operations outside the United States.

Results of Operations

                                            Three Months Ended                    Change
                                          ----------------------          ----------------------
                                          June 30,       June 30,            $            %
                                           2002            2001
                                          ------          ------          -------           ----
Net revenues (in thousands):
   Professional services .......          $  876          $2,016          $(1,140)           (57)%
   Software and related services             135           1,240           (1,105)           (89)
                                          ------          ------          -------           ----
Total net revenues .............          $1,011          $3,256          $(2,245)           (69)%
                                          ======          ======          =======           ====

Net Revenues

Professional services revenue. Professional services revenue in the three months ended June 30, 2002 decreased by $1,140,000, or 57%, to $876,000 in comparison with the three months ended June 30, 2001. The decrease was attributable to a decrease in the number of hours billed for client projects during the quarter, resulting primarily from the non-renewal of our contract with one of our two primary customers, Mitsubishi, which had accounted for approximately $1.4 million dollars of revenue in the three months ended June 30, 2001. We do not expect to generate significant revenue from this customer for the foreseeable future. Professional services revenues from our remaining primary customer, Nokia, were increased by 20% as compared to the same quarter of the prior year and we added two customers under shorter term contracts in the quarter ended June 30, 2002, which partially offset the loss of Mitsubishi revenues.

As our professional services business is now our primary source of revenue, our future success is dependent on our ability to diversify and grow the professional services customer base, which included one primary customer (Nokia) through the three months ended June 30, 2002, and to operate this business profitably. This customer generated 85% of the professional services revenue in the three months ended June 30, 2002. In the same period of the prior fiscal year, the three months ended June 30, 2001, we had two primary professional services customers, Mitsubishi and Nokia, who generated 69% and 31% of our professional services revenues, respectively. As a result of the non-renewal of our contract with Mitsubishi, historical results for our professional services business should not be used to predict our future operating results.

Software and related services revenue. Software and related services revenue in the three months ended June 30, 2002 decreased by $1,105,000, or 89%, to $135,000, in comparison with the three months ended June 30, 2001. This substantial decrease reflects our decision to exit from the software products business, in particular the AirBoss application product line, as announced in January 2002, to focus on realizing the value of our professional services business. The software and related services revenues for the three months ended June 30, 2002 come primarily from a continuing Mobile Server+ contract with Toshiba for which license and maintenance support fees are being recognized into revenue over the remaining contract term. The contract also allows us to share in the revenue of the licensee. For the three months ended June 30, 2002, revenues from the Mobile Server+ license with Toshiba, a related party, were approximately $120,000. We do not expect to generate significant software revenues from our current software and related services contracts. The noted contract for Mobile Server+ expires in 2004.

The software revenues recognized in the three months ended June 30, 2001 of the prior fiscal year consisted of $748,000 from the AirBoss product line, $279,000 from legacy operating systems royalties and applications and $212,000 from our Flex UI licensing program. The Flex UI patents were sold in the last quarter of fiscal 2002.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased by $572,000, or 46%, to $670,000 for the three months ended June 30, 2002 in comparison with the three months ended June 30, 2001. The decrease is due to the reduced level of professional services provided as discussed above, which was due to the non-renewal of the contract of one of our two primary professional services customers from the prior fiscal year.

Our professional services personnel are currently located in the Emeryville, California ("US staff") and Macclesfield, England ("UK staff"). In the fiscal year ended March 31, 2002, our US staff and the costs of consultants engaged to assist them were expended primarily to serve, Mitsubishi. The decrease in cost of professional services is primarily attributable to reduced costs as the team was reduced and the consultants were not required in the three months ended June 30, 2002. This decrease was partially offset by increased costs, approximately 20%, incurred based on increased billings to our primary customer in the UK.

We have approximately the same number of professional services employees at June 30, 2002 as we did at June 30, 2001. However the ratio between US staff and UK staff has changed based on the related customer billing levels and opportunities. UK staff has increased by 27%, whereas US staff has decreased by 58% at June 30, 2002 as compared to June 30, 2001. As the market salary rates for UK staff in general, are less then their US counterparts, we have experienced a 25% decrease in payroll costs in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Gross margin percentages on professional services revenues were 24% and 38% during the three months ended June 30, 2002 and 2001, respectively. Gross margin is calculated as our professional services revenues less cost of professional services. Gross margin percentage is calculated as our gross margin divided by our professional services revenues. The gross margin recognized on such services is subject to several variables, including the average rates charged for these services, the average rates of compensation of our engineering personnel, our ability to hire and retain engineering personnel at competitive rates, the relative use of more expensive subcontracted consultants, currency exchange rates and the utilization rates of engineering personnel.

Gross margin percentages have declined in the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 because of several factors: in particular, although our average rates of compensation were less due to the shift to increased use of UK staff, the average billing rates for the three months ended June 30, 2002 were significantly lower as a result of the non renewal of the Mitsubishi contract. In addition, we contracted for near break even business in our Emeryville office in order to maintain the team for future opportunities. Finally, the gross margin percentage is lower because the professional services business is absorbing a higher portion of the facilities overhead costs as a result of the termination of the software business employees. To maintain our professional services staff, we may be required to take additional low margin contracts and/or experience lower utilization rates, both of which can reduce our margins.

Cost of Software and Related Services. Cost of software and related services is comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services expense decreased $225,000, or 100%, to zero during the three months ended June 30, 2002 as compared with the three months ended June 30, 2001 primarily as a result of our exit from the software products business. Our current software and related services revenues do not require such costs or payments and we do not expect to incur any significant level of such costs in the foreseeable future.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense decreased by $1,939,000, or 87%, to $284,000, during the three months ended June 30, 2002 in comparison with the three months ended June 30, 2001. The decrease in sales and marketing expenses was primarily attributable to the reductions we made to our workforce in fiscal 2002 to decrease our expenses and to shift our strategic focus to our professional services business. The cost cutting measures also resulted in significantly reduced spending on marketing programs. The number of sales and marketing employees at June 30, 2002 was 5 as compared to 34 at June 30, 2001.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $3,294,000, or 100%, to zero, during the three months ended June 30, 2002 in comparison with the three months ended June 30, 2001. The number of research and development employees at June 30, 2002 was zero as compared to 61 at June 30, 2001. Because of our January 2002 reorganization and cost cutting measures, development of the AirBoss application platform has ended and therefore we expect research and development expenses to be minimal in the foreseeable future as we focus on growing the professional services business.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $850,000, or 55%, to $685,000, during the three months ended June 30, 2002 in comparison with the three months ended June 30, 2001. Decreased general and administrative expenses were the result of the various reorganizations and cost cutting measures implemented during fiscal 2002. The number of general and administrative employees at June 30, 2002 was 11 as compared to 25 at June 30, 2001. As a public company with reporting obligations, we have greater general and administrative expense requirements than many private companies of our size would incur.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets of $300,000 during the three months ended June 30, 2002 and $1,950,000 during the three months ended June 30, 2001 were attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. The amortization for the three months ended June 30, 2002 was lower than in the same period of the prior fiscal year because the underlying intangibles base was reduced during fiscal 2002 by writedowns due to value impairments.

Write-down of goodwill, intangibles and other long-lived assets. In fiscal year 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

Since our acquisition of AirBoss in July 2000, we have performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenue growth rates, and continued operating losses. When such an event occurs, management determines whether there has been impairment by comparing the anticipated undiscounted future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written down to its estimated fair value, which is determined based either on discounted cash flows or residual value, depending on the nature of the asset. As a result of these assessments, we concluded that the decline in market conditions was significant and "other than temporary." As a result, we recorded write downs of $719,000 in the three months ended June 30, 2002 based on the amount by which the carrying amount of these assets exceeded their estimated fair value using discounted cash flows. We believe that this write down is consistent with our decision to sell the AirBoss technology and focus on realizing the value of our professional services business.

Fair value was determined based on discounted estimated future cash flows from the AirBoss product line. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values and estimated net realizable value, reflect management's best estimates. The discount rates used represent the risk-adjusted cost of capital. As of June 30, 2002, the value of AirBoss goodwill and other intangibles assets included in our consolidated balance sheet is $982,000. There can be no assurance that we will be able to obtain this estimated fair value from any purchaser of the AirBoss technology or business. See further discussion in the Note 5 in the Notes to Condensed Consolidated Financial Statements.

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

The exchange resulted in the voluntary cancellation of employee stock options to purchase a total of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share. As of June 30, 2002 employee stock options to purchase 1,957,084 of these 3,275,000 options remain outstanding.

This offer to exchange options constituted a stock option repricing for financial accounting purposes, requiring the Company to use variable accounting to measure stock compensation expense potentially arising from the options that were subject to the offer, including options retained by eligible optionees who elected not to participate in the offer. As these new options vest, at the end of each reporting period, beginning with the three months ended December 31, 2001, the Company measures and recognizes stock compensation expense based on the excess, if any, of the quoted market price of the Company's common stock over the exercise price. Subsequent declines in the intrinsic value of these new options and the retained options may result in reversal of previously recognized expense. After the options become fully vested, any additional compensation due to changes in intrinsic value will be recognized as compensation expense immediately. Such variable accounting will continue until each option is exercised, or forfeited, or canceled.

Because the closing price of the Company's common stock as reported by the Nasdaq SmallCap Market on June 30, 2002 was less than the new option exercise price, no stock compensation was recorded for the three months ended June 30, 2002, nor has any been recorded from the date of issuance.

On June 11, 2002, the Company issued options to acquire 2,800,000 common shares with an exercise price of $0.11 to its employees and directors. These options vest monthly over a one-year period. These options are not subject to the current variable accounting requirements.

Other Income (Expense)

Interest Income. Interest income decreased by $97,000, or 93%, to $7,000, during the three months ended June 30, 2002, in comparison to the three months ended June 30, 2001. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the three months ended June 30, 2002 and 2001 as we had minimal balances of capital lease and debt outstanding. As we continue our efforts to grow our professional services business, we may consider financing alternatives that could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $3,000 for the three months ended June 30, 2002 and $61,000 for the three months ended June 30, 2001. The decrease is due to the decreased level of royalties received in the current quarter as compared to the same period of the prior year.

Liquidity and Capital Resources

Our total cash and cash equivalents were $1,630,000 at June 30, 2002, compared with $3,136,000 at March 31, 2002. Net cash used by operations in the three months ended June 30, 2002 was $1,521,000. This level of cash usage is significantly lower than in the three months ended June 30, 2001 due to various reorganizations and related cost cutting measures, in particular the reductions in workforce implemented during in fiscal 2002. Our net loss for the three months ended June 30, 2002, excluding non-cash amortization of goodwill and other intangible assets, and the write-down of goodwill, and intangibles was $624,000 and this resulted in the use of approximately the same amount of cash. In addition changes in working capital used $1,000,000, of which $300,000 was for continuing operation purposes and $700,000, including paid severance of $175,000 and lease termination and contract settlement fees totaling $525,000, was as a result of our reorganization and restructurings announced in the prior fiscal year. The restructuring and reorganizations we implemented during fiscal 2002 did significantly reduce our headcount and operating expense structure. The total number of employees at June 30, 2002 was 43 as compared to 160 at June 30, 2001. Our expenses for the three months ended June 30, 2002, excluding non-cash charges for amortization, restructuring costs, asset impairment charges, and the write-down of goodwill, intangibles and other long-lived assets, decreased by $6.9 million to $1.6 million from $8.5 million in the three months ended June 30, 2001. Although we have cut costs substantially, we expect to incur additional significant operating losses at least through fiscal 2003, which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment for the three months ended June 30, 2002 and 2001 were $14,000, and $800,000, respectively. The capital spending in the three months ended June 30, 2001 was primarily due to the relocation and consolidation of the AirBoss offices in New Jersey. Current capital spending has been curtailed and is generally only authorized when necessary to increase service to a customer.

As we announced in January 2002 as part of reorganization, we are seeking buyers for AirBoss and our legacy assets. We may not be able to locate a buyer for these assets on acceptable terms before our financial resources have been depleted, which may require us to consider bankruptcy or dissolution.

As of June 30, 2002 the Company has future minimum payments of approximately $601,000 remaining under non-cancelable operating leases having terms in excess of one year excluding liabilities under restructuring. These leases pertain primarily to our facility in Macclesfield, England. In addition, we have recorded current liabilities totaling approximately $335,000 which are estimated to be adequate to resolve the contractual liabilities remaining as a result of contract terminations or disputes arising as a result of the restructuring and reorganization activities of the prior fiscal year.

Given the ongoing market softness, economic uncertainty and the significant change in our business plan, our ability to forecast future revenue is limited. Although we have repeatedly taken actions to reduce our expense rates, we expect to incur additional operating losses, at least through fiscal 2003. We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations through the third quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss, our legacy assets or our professional services business have been disappointing. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Liquidation can be an expensive and time consuming process and offers little prospect of any significant distributions to shareholders. These conditions raise substantial doubt about our ability to continue as a going concern through the fiscal year ending March 31, 2003.

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

Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the next fiscal year. We currently anticipate that our available funds will be sufficient to meet our projected needs for funding operations through the third quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss, our legacy assets or our professional services business have been disappointing. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Liquidation can be an expensive and time consuming process and offers little prospect of any significant distributions to shareholders. These conditions raise substantial doubt about our ability to continue as a going concern through the fiscal year ending March 31, 2003.

We are currently dependent upon a single customer for a significant portion of our revenue and the loss of this customer or a significant reduction in the level of consulting we provide to this customer could significantly harm our business.

One customer, Nokia, a manufacturer of mobile phones located in Europe, accounted for 85% of our professional services revenues in the first quarter of fiscal 2003. As part of our business strategy we are working to increase and diversify our customer list, but we cannot assure you that we will be able to sustain our relationship with this particular significant customer or increase the number of customers with which we work and failure to do so would have a negative effect on our results of operations, our cash position and the market price of our common stock.

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

Although we have been able to sell certain patents since our reorganization was announced in January 2002, we continue to explore the sale of other non-strategic assets. We may not be able to locate buyers for these assets on acceptable terms. As a result we may be required to revise our current operating plans, to sell the professional services business, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Even if we are able to locate a buyer or buyers who are willing to acquire these assets on terms that our management and Board of Directors believe are in our best interests, the sale of these assets involves a number of risks and uncertainties, including but not limited to the following:

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

      o the asset sale process could take several months, and we may not have sufficient resources to finance, our business until the closing of the transaction; and

      o even if we are able to complete asset sales, we may not have sufficient financial resources to operate our professional services business until it is profitable and self-sustaining.

Our stock will likely be delisted from the Nasdaq SmallCap Market.

Because we failed to meet the minimum net tangible assets, stockholders' equity and bid price requirements of the Nasdaq National Market, we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market in May 2002. In order to maintain our listing on the Nasdaq SmallCap Market, we must meet minimum financial and other requirements. Nasdaq has notified us that we have until August 28, 2002 to regain compliance with the $1.00 minimum bid requirement. If our stock price fails to close at $1.00 or higher for 10 consecutive days prior to that date, Nasdaq may determine that we are not in compliance with its listing requirements and commence proceedings to have our stock delisted from the SmallCap Market. Our stock price has been below $1.00 since January 14, 2002 and absent unforeseen circumstances, we may be forced to implement a significant reverse stock split in order to meet this requirement. Moreover, as of the end of our first fiscal quarter ended June 30, 2002, our stockholders' equity has fallen below the minimum requirement of the Nasdaq SmallCap Market. Under such circumstances, there can be no assurance that our common stock will remain listed on the Nasdaq SmallCap Market. There are also circumstances where Nasdaq may exercise broad discretionary authority with respect to delisting. If our common stock were delisted from the Nasdaq SmallCap Market for any reason, the value of our common stock and its liquidity would be impaired.

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

As of June 30, 2002, 27 of our 43 employees were based in Macclesfield, England. In addition, international customers accounted for 72%, 78%, and 94% of our total revenue in fiscal 2002, 2001, and 2000, respectively. Our primary professional services customer is located outside of the United States and we anticipate that international revenue will continue to represent a significant portion of our future revenue. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in our customers and potential customers' local economic conditions could have adverse consequences on our ability to execute agreements with international customers or impact our operating margins as we pay our UK personnel in British pounds sterling. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

Securities class action litigation could result in substantial costs and divert management's attention and resources.

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

Under the guidance in Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of Accounting Principles Board Opinion No. 25," we may incur variable accounting costs related to certain stock options in connection with our December 7, 2001 stock option repricing. These costs are based on the amount by which the closing price of our common stock at the end of a reporting period or the date of exercise, forfeiture, or cancellation without replacements, if earlier, exceeds the $1.11 exercise price of the options granted in the repricing. Refer to Note 9 to Consolidated Financial Statements in the Company's Form 10-K filed with the SEC on July 1, 2002 for more information on our stock option repricing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have derived and expect to continue to derive most of our revenue from international customers and the majority of our operations are located in Macclesfield, England. Although our invoices to customers are generally denominated in U.S. dollars, our international subsidiary uses the local currency as their functional currency. Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result of the above, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiary's results, when translated, may vary from expectations and adversely impact our results of operations.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits

  Exhibit
   Number   Description
    10.19   Full and Final Release dated July 30, 2002 between Air IQ Inc., formerly known as eDispatch.com Wireless Data, Inc. and Geoworks
            Corporation.

    10.20 Letter agreement dated August 2, 2002 between Telcordia Technologies, Inc. and Geoworks Corporation.

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      b)    Reports on Form 8-K

      The Company filed an report on Form 8-K on June 17, 2002 with respect to a press release dated May 29, 2002 that announced the Company's financial results for the fourth quarter and fiscal year ended March 31, 2002, provided guidance with respect to future operating results and reported on the Company's ongoing efforts to sell certain assets. The press release stated that the Company expected that the opinion of its independent auditors with respect to the consolidated financials statements for its fiscal year ended March 31, 2002 would express uncertainty about the Company's ability to continue as a going concern. The press release also contained cautionary statements identifying important factors that could cause actual results of the Company to differ materially from those described in forward-looking statements of the Company made therein.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                                GEOWORKS CORPORATION


Date:  August 12, 2002                       By:/s/  Timothy J. Toppin
                                                ----------------------------
                                                Timothy J. Toppin
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)