Form 10-Q
period 2002-09-30
GEOWORKS /CA/
filed 2002-11-13
CIK 922285

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

                For the quarterly period ended September 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

       As of November 7, 2002, the Company had outstanding 22,184,757 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION


                                      INDEX

                                                                                                     Page
                                                                                                   --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets: September 30, 2002 and March 31, 2002............   3
           Condensed Consolidated Statements of Operations: Three and Six Months
            ended September 30, 2002 and 2001 .....................................................   4
           Condensed Consolidated Statements of Cash Flows: Six Months ended
            September 30, 2002 and 2001............................................................   5
           Notes to Condensed Consolidated Financial Statements....................................   6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...  10
           Risk Factors............................................................................  18
Item 3.    Quantitative and Qualitative Disclosures about Market Risk..............................  25
Item 4.    Evaluation of Disclosure Controls and Procedures........................................  25

PART II.   OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders ....................................  26
Item 5.    Other Information ......................................................................  26
Item 6.    Exhibits and Reports on Form 8-K........................................................  27


SIGNATURES AND CERTIFICATIONS......................................................................  29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)


                                                                                   September 30,      March 31,
                                                                                       2002             2002
                                                                                  ---------------  --------------
                                     ASSETS
Current assets:
   Cash and cash equivalents...................................................   $        1,318   $       3,136
   Accounts receivable, net....................................................              492             823
   Prepaid expenses and other current assets...................................              269             362
                                                                                  ---------------  --------------
     Total current assets......................................................            2,079           4,321

Property and equipment, net....................................................              306             405
Long-term investments..........................................................                2               2
Goodwill and other intangible assets, net......................................              508           2,001
                                                                                  ---------------  --------------
                                                                                  $        2,895   $       6,729
                                                                                  ===============  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable............................................................   $          550   $         554
   Accrued liabilities.........................................................            1,295           2,310
   Deferred revenue............................................................              188             424
                                                                                  ---------------  --------------
     Total current liabilities.................................................            2,033           3,288

Other accrued liabilities......................................................               --             144

Stockholders' equity...........................................................              862           3,297
                                                                                  ---------------  --------------
                                                                                  $        2,895   $       6,729
                                                                                  ===============  ==============

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                 Three Months Ended         Six Months Ended
                                                               ------------------------  ------------------------
                                                                Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,
                                                                   2002         2001         2002         2001
                                                               -----------  -----------  -----------  -----------
Net revenues:
   Professional services ................................       $    775     $  1,520     $  1,651     $  3,536
   Software and related services (1) ....................            249          484          384        1,724
                                                                --------     --------     --------     --------
     Total net revenues .................................          1,024        2,004        2,035        5,260
Operating expenses:
   Cost of professional services ........................            625        1,198        1,295        2,440
   Cost of software and related services ................             --          165           --          390
   Sales and marketing ..................................            212        2,091          496        4,314
   Research and development .............................             --        2,264           --        5,558
   General and administrative ...........................            834        1,033        1,519        2,568
   Amortization of goodwill and other intangible assets .            118        1,941          418        3,891
   Restructuring charges ................................             --           --           --        2,291
   Write-down of goodwill and other long-lived assets ...             --       14,769          719       15,428
                                                                --------     --------     --------     --------
     Total operating expenses ...........................          1,789       23,461        4,447       36,880
                                                                --------     --------     --------     --------
Operating loss ..........................................           (765)     (21,457)      (2,412)     (31,620)
Other income (expense):
   Other income .........................................             60        3,994           60        3,994
   Interest income ......................................              4           40           11          144
   Interest expense .....................................             (2)          (3)
                                                                --------     --------     --------     --------
Loss before income taxes ................................           (701)     (17,425)      (2,341)     (27,485)
Provision for income taxes ..............................              3           62            6          123
                                                                --------     --------     --------     --------
Net loss ................................................       $   (704)    $(17,487)    $ (2,347)    $(27,608)
                                                                ========     ========     ========     ========

Net income (loss) per share--basic and diluted ..........       $  (0.03)    $  (0.74)    $  (0.10)    $  (1.17)
                                                                ========     ========     ========     ========

Shares used in per share computation--basic and diluted -         22,971       23,570       23,274       23,498
                                                                ========     ========     ========     ========

                                                                $     87     $    396     $    206     $    399
                                                                ========     ========     ========     ========

(1)   Revenues from related parties

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)


                                                                                           Six Months Ended
                                                                                     ------------------------------
                                                                                     September 30,    September 30,
                                                                                          2002            2001
                                                                                     --------------  --------------
Operating activities:
   Net loss.....................................................................           $ (2,347)     $ (27,608)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation...............................................................                132            843
     Amortization of goodwill and other intangible assets.......................                418          4,069
     Non-cash restructuring and write-down of goodwill and other long lived
       assets                                                                                   719         15,428
     Amortization of deferred compensation......................................                 50           (207)
     Gain on sale of long-term investments......................................                 --         (3,994)
     Changes in operating assets and liabilities................................               (772)         2,292
                                                                                     --------------  -------------
Net cash used in operating activities...........................................             (1,800)        (9,177)
                                                                                     --------------  -------------
Investing activities:
   Purchases of property and equipment - net....................................                (33)        (1,605)
   Proceeds from sales of long-term investments ................................                 --          3,994
                                                                                     --------------  -------------
Net cash provided by (used in) investing activities.............................                (33)         2,405
                                                                                     --------------  -------------
Financing activities:
   Payments of capital lease and debt obligations...............................                 --            (15)
   Net proceeds from issuance of common stock...................................                 --            478
                                                                                     --------------  -------------
Net cash provided by financing activities.......................................                 --            463
                                                                                     --------------  -------------
Foreign currency translation adjustments........................................                 15            (98)
                                                                                     --------------  -------------
Net decrease in cash and cash equivalents.......................................             (1,818)        (6,407)
Cash and cash equivalents at beginning of period................................              3,136         13,713
                                                                                     --------------  -------------
Cash and cash equivalents at end of period......................................           $  1,318      $   7,306
                                                                                     ==============  =============

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The condensed consolidated financial statements for the three and six months ended September 30, 2002 and 2001 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Annual Report to Stockholders on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

            If the Company had reported net income for the three and six months ended September 30, 2002 and 2001, the calculation of diluted earnings per share for those periods would have included the effect of dilutive common stock options, computed using the treasury stock method. For the three months and six moths ended September 30, 2002 and 2001, the calculation would have included the common stock equivalent effects of 5,073,349 and 6,352,137 stock options outstanding, respectively

3.     Comprehensive Loss

       Comprehensive loss consists of the following (in thousands):

                                                             Three Months Ended            Six Months Ended
                                                                September 30                 September 30
                                                       --------------------------------------------------------------
                                                            2002           2001            2002             2001
                                                       -------------   -------------   -------------   --------------
Net loss...........................................    $        (704)  $     (17,487)  $      (2,347)  $      (27,608)
Realized gains on investment and derivative
instruments........................................                           (4,037)                          (4,037)
Foreign currency translation adjustments...........                5             (37)             15              (98)
                                                       -------------   -------------   -------------   --------------
Comprehensive loss.................................    $        (699)  $     (21,561)  $      (2,332)  $      (31,743)
                                                       ==============  =============   =============   ==============

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.     Restructuring Charges

The fiscal 2003 activities relating to restructuring consisted of resolving obligations that arose from the various reorganizations and restructurings during fiscal 2002. No new restructuring charges were recorded in fiscal 2003.

In June 2001, the Company reorganized its operations, exited the Mobile ASP market and accelerated the integration of its two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications. In connection with this reorganization, the Company terminated approximately 22% of its workforce. In October 2001, as a result of market uncertainties and a lack of market visibility, in particular the impact of delayed buying decisions by wireless carriers for the types of products and services the Company provided with the AirBoss Application Platform, the Company announced a number of cost-cutting measures to conserve its resources, including terminating approximately 45% of its workforce. Because of continued market uncertainty and the inability to generate cash through strategic alternatives, in January 2002, the Company announced its exit from the software products business and additional cost cutting measures, including terminating 45% of its remaining workforce. In particular, the Company's Board of Directors concluded it would be in the best interest of the Company to sell the AirBoss assets and to focus on realizing the value of the professional services business.

The restructuring charges consist of severance payments to the terminated employees, accrual for related contract termination costs and the lease termination costs as a result of these actions.

The following table summarizes the restructuring activity (in thousands):

                                                  Severance        Lease        Contract
                                                 and related    termination    termination
                                                   charges         costs          costs        Total

Restructuring liabilities at March 31, 2002.....   $   553        $  510        $  171        $  1,234
Amounts paid ...................................      (240)         (485)          (79)           (804)
                                                   -------        ------        ------        --------
                                                       313            25            92             430
Less:
Current portion of restructuring charges
   (accrued liabilities) .......................      (313)          (25)          (92)           (430)
                                                   -------        ------        ------        --------

Non-current portion of restructuring charges
   (other accrued liabilities) .................  $     --        $   --        $   --        $     --
                                                   =======        ======        ======        ========

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.      Write-down of Goodwill and Other Long-lived Asset Charges

On July 24, 2000, the Company acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), consisting of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss"). The transaction was accounted for using the purchase method of accounting and gave rise to the recognition of purchased intangible assets and goodwill. These intangible assets were amortized over their respective estimated useful lives, and through fiscal 2002, reviewed for impairment in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of." These reviews and the decision to sell the AirBoss assets resulted in the recording of write down of goodwill and other intangible assets of $27.6 million during fiscal 2002.

In fiscal 2003, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. The Company performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenue growth rates, and continued operating losses. In the three months ended June 30, 2002, the Company recorded a non-cash, write-down of the remaining AirBoss intangible assets of $719,000 to the current estimated realizable value.

The following table presents details of the activity of the Company's intangible assets (in thousands):

                                                                                       Balance at
                        Balance at    Amortization                    Transaction     September 30,
                      March 31, 2002     Expense      Write-downs      Reductions          2002

Technology .........     $1,730            $360           $719            $356             $295

Patents ............        271              58             --              --              213
                         ------            ----           ----            ----             ----

                         $2,001            $418           $719            $356             $508
                         ======            ====           ====            ====             ====


In August 2002, the Company agreed to settle an obligation of approximately $290,000 to Telcordia for $100,000, to be paid in installments of $50,000 on August 2, 2002, $25,000 by December 31, 2002 and an additional $25,000 by March 31, 2003. Telcordia is a wholly owned subsidiary of Science Applications International Corporation ("SAIC"), the Company's largest stockholder. The Company also assigned to Telcordia any future amounts payable to Geoworks from SAIC under a non-exclusive, object code license to the AirBoss technology with SAIC executed in October 2001. Management believes that these amounts are negligible and subject to offset. Additionally, Geoworks and Telcordia agreed to terminate their AirBoss value added reseller agreement. In a separate transaction, the Company and SAIC revised an existing license agreement to grant SAIC a non-exclusive source code license to the AirBoss technology and the right to make derivative works based on AirBoss. The agreement also terminated the Company's ongoing maintenance obligations under the license and eliminated both parties' ability to terminate the license for convenience. In return, SAIC agreed to transfer 1,391,440 shares of Geoworks stock back to the Company for cancellation. The carrying value of the Company's intangible assets was reduced by the amount of the reduction in the cash liability due to Telcordia and the fair value of the Geoworks shares returned to the Company in these transactions. The return of Geoworks shares was valued based on the market value of Geoworks shares at August 21, 2002, the date of the agreement. The Board of Directors approved these transactions based on the recommendation of the Audit Committee.

6. Definitive Agreement to Sell UK Professional Services Business and Plan of Liquidation and Dissolution

On September 23, 2002, the Company signed a definitive agreement to sell its UK professional services business to Teleca Ltd , a wholly owned subsidiary of Teleca AB. The agreement is subject to stockholder approval and various third party consents, including those of Nokia and Toshiba, whose contracts are required to be assigned in connection with the sale. The terms require Teleca to pay $2.3 million dollars for the Macclesfield-based business with $.3 million held back as an offset to potential claims until March 31, 2004. The UK subsidiary is required to have approximately $.5 million in net assets at closing.

If conditions to the sale to Teleca are satisfied, this transaction is expected to close prior to the end of the current calendar year and would leave Geoworks with a very small professional services team in Emeryville as well as some executive and administrative staff. Management has recommended, in the absence of desirable alternatives, the winding up of the Company as soon as practicable. The Board of Directors approved the plan of liquidation and dissolution on October 24, 2002, subject to shareholder approval.

On October 30, 2002, the Company filed a definitive proxy statement to obtain stockholder approval of this sale to Teleca and to obtain stockholder approval for its plan of liquidation and dissolution at a Special Meeting planned for December 11, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and management's plans and expectations. When used in this Report, the words "believe", "estimate," "project," "intend," "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. These statements include but are not limited to our intentions and expectations regarding: the proposed sale, subject to stockholder approval, of our UK professional services business and the subsequent winding down and dissolution of our company; the amount and timing of distributions to our stockholders in connection with the winding down and dissolution of our company, if any; our limited capital resources; our dependence on one customer for almost all of our revenues; our ability to manage and expand our professional services business; the recent delisting from the Nasdaq SmallCap Market of our common stock and the availability thereafter, if any, of a market for our common stock; our ability to sell the AirBoss technology, our patents, our legacy operating systems or any of our other remaining assets; our ability to terminate certain contractual obligations on acceptable terms; economic conditions, and the market for communications technology and services. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Other factors that may contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors" beginning on page 19, as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that the identified risks are the only risks facing us. The reader is therefore cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date this Report was published. We undertake no obligation to publicly release updates or revisions to these statements.

Definitive Agreement to Sell the Company's UK Professional Services Business and Plan of Liquidation and Dissolution

On September 23, 2002, the Company signed a definitive agreement to sell its UK professional services business to Teleca Ltd ("Teleca"), a wholly owned subsidiary of Teleca AB. The agreement is subject to stockholder approval and various third party consents, including those of Nokia and Toshiba, whose contracts are required to be assigned in connection with the sale. The terms require Teleca to pay $2.3 million dollars for the Macclesfield based business with $.3 million held back as an offset to potential claims until March 31, 2004. The UK subsidiary is required to have approximately $.5 million in net assets at closing.

If conditions to the sale to Teleca are satisfied, this transaction is expected to close prior to the end of the current calendar year and would leave Geoworks with a very small professional services team in Emeryville as well as some executive and administrative staff. Management has recommended, in the absence of desirable alternatives, the winding up of the company as soon as practicable. The Board of Directors approved the plan of liquidation and dissolution on October 24, 2002, subject to shareholder approval.

The liquidation process is time consuming and expensive. Management is currently exploring and evaluating alternatives to implementing the plan of liquidation and dissolution as well as continuing the efforts to market our legacy software assets -- AirBoss(TM), GEOS(R), GEOS SC and Mobile Server+(TM). (An option to purchase Mobile Server+ was given to Teleca in connection with the agreement to sell our UK professional services business.)

On October 30, 2002, the Company filed a definitive proxy statement to obtain stockholder approval of this sale to Teleca and to obtain stockholder approval for its plan of liquidation and dissolution. There can be no assurance that the sale to Teleca will close or that the plan of liquidation and dissolution will be approved by stockholders. Additional details on the definitive agreement to sell our UK professional services business and the plan of liquidation and dissolution are available in our other filings with the Securities and Exchange Commission

Historical Overview

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

In July 2000, we broadened our software product and service offering by acquiring the AirBoss Application Platform and the AirBoss Business Unit ("AirBoss") from Telcordia Technologies, Inc. ("Telcordia"). Telcordia and its parent, Science Applications International Corporation ("SAIC") became our largest stockholder with approximately 12% of our outstanding stock. We established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations, exited the Mobile ASP market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications.

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

In the current fiscal year our operating focus has been on managing our professional services business, in particular adding additional customers. As Mitsubishi, the primary customer of our US based professional services team, which generated $4,624,000, or 61%, of our professional services revenue, for fiscal 2002, did not renew its contract when it concluded in March 2002, we have actively marketed the services of our teams in the US and UK. [During the six-month period ended September 20, 2002, we added four additional customers, two in the US and two in the UK, however the revenue generated from these new customer contracts, approximately $270,000, is significantly less than $1 million plus per quarter recorded from Mitsubishi in the prior year, as discussed in the results of operations below. Consequently, although we have been able to maintain a small team of engineers in the US, the financial results of our professional services business have suffered. Our contracts with all of the customers we have added in the current fiscal year are for significantly smaller amounts and shorter in duration than the contract we had with Mitsubishi and the contracts we have with Nokia, our primary customer in fiscal 2003.

As a result of our decision to exit from the software products business during the last quarter of fiscal 2002, much of the following discussion of our historical operating results is not relevant to our current business. Consequently, readers should focus on the results and discussion of our professional services business, keeping in mind that this discussion reflects management's current beliefs, intentions and expectations. Moreover, in the event that the sale of our UK professional services business to Teleca closes and the plan of liquidation is approved, much of the forward- looking material pertaining to the professional services business will no longer be applicable. Statements made in this discussion are subject to risks and uncertainties that could cause actual results and events to differ materially.

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

Results of Operations

                                            Three Months Ended       Change           Six Months Ended        Change
                                          ---------------------   ------------    ----------------------  ---------------
                                           September  September                    September  September
                                            30, 2002   30, 2001      $     %        30, 2002   30, 2001      $        %
                                          ---------------------   ------  ----    ----------  ----------  -------   -----
Net revenues (in thousands):
   Professional services................  $     775   $   1,520   $ (745)  (49)%  $    1,651  $   3,536   $ (1,885)  (53)%
   Software and related services........        249         484     (235)  (49)          384      1,724     (1,340)  (78)
                                          ---------   ---------   ------  ----    ----------  ---------   --------  ----
Total net revenues......................  $   1,024   $   2,004   $ (980)  (49)%       2,035  $   5,260   $ (3,225)  (39)%
                                          =========   =========   ======  ====    ==========  =========   ========  ====


Net Revenues

Professional services revenue. Professional services revenue decreased by $745,000, or 49%, and $1,885,000, or 53%, in the three and six months ended September 30, 2002, respectively, in comparison with the corresponding periods of the prior fiscal year. The decreases are attributable to a decrease in the number of hours billed for client projects during the periods, resulting primarily from the non-renewal of our contract with one of our two primary customers, Mitsubishi, which had accounted for approximately $1.2 and $2.6 million of revenue in the three and six months ended September 30, 2001. We do not expect to generate revenue from this customer for the foreseeable future. Professional services revenues from our remaining primary customer, Nokia, increased by 110% and 51% in the three and six months ended September 30, 2002, respectively, as compared to the same periods of the prior fiscal year. Nokia professional services revenues were increased as compared to the prior fiscal year primarily because we had experienced a reduction in the volume of services provided to Nokia due to a short term gap between the conclusion of contracts and the signing of new contracts with Nokia in the three months ended September 20, 2001. We also added four additional customers representing approximately $270,000 in revenues under short term contracts in the six months ended September 30, 2002, which partially offset the loss of Mitsubishi revenues.

As discussed above, we have entered into a definitive agreement to sell our UK professional services business which accounts for the vast majority of our professional services revenue. As this business is now our primary source of revenue, such revenue will not be recurring if the sale is concluded. If the sale of the UK business is not concluded, our future success will continue to be dependent on our ability to diversify and grow the professional services customer base and to operate this business profitably. During the six months ended September 30, 2002, Nokia generated 86% of our professional services revenue. In the same period(s) of the prior fiscal year, Mitsubishi and Nokia, generated 74% and 26%, of our professional services revenues, respectively. As a result of the non-renewal of our contract with Mitsubishi, historical results for our professional services business should not be used to predict our future operating results.

Software and related services revenue. Software and related services revenue decreased by $235,000, or 49%, and $1,340,000, or 78%, in the three and six months ended September 30, 2002, respectively, in comparison with the corresponding periods of the prior fiscal year. These substantial decreases reflect our decision to exit from the software products business, in particular the AirBoss application product line, as announced in January 2002, to focus on realizing the value of our professional services business. Software and related services revenue in the three months ended September 30, 2002 includes approximately $150,000 recorded to recognize a deposit received from an original equipment manufacturer, which became recognizable as a result of its failure to meet minimum shipping requirements under a licensing and distribution agreement made in fiscal year 1999. The remainder of the software and related services revenues for the three and six months ended September 30, 2002 came primarily from a continuing Mobile Server+ contract with Toshiba for which license and maintenance support fees are being recognized into revenue over the remaining contract term. The contract also allows us to share in the revenue of the licensee. For the six months ended September 30, 2002, revenues from the Mobile Server+ license with Toshiba, a related party, were approximately $210,000. We do not expect to generate significant software revenues from our current software and related services contracts. The noted contract for Mobile Server+ expires in 2004 and will be assigned to Teleca in connection with the proposed sale of our UK professional services business.

The software revenues recognized in the six months ended September 30, 2001 of the prior fiscal year consisted of $1,026,000 from the AirBoss product line, $443,000 from legacy operating systems royalties and applications and $255,000 from our Flex UI licensing program. The Flex UI patents were sold in the last quarter of fiscal 2002.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased by $573,000, or 48%, to $625,000 for the three months ended September 30, 2002 as compared to the same period of the prior fiscal year. For the six months ended September 30, 2002, cost of professional services decreased by $1,145,000, or 47%, to $1,295,000 as compared to the six months ended September 30, 2001. These decreases are due to the reduced level of professional services provided as discussed above, which was due primarily to the non-renewal of the contract of one of our two primary professional services customers from the prior fiscal year.

Our professional services personnel are currently located in the Emeryville, California ("US staff") and Macclesfield, England ("UK staff"). In the fiscal year ended March 31, 2002, our US staff and the costs of consultants engaged to assist them were expended primarily to serve, Mitsubishi. The decreases in cost of professional services are primarily attributable to reduced costs as the team was reduced and the consultants were not required in the three and six months ended September 30, 2002. This decrease was partially offset by increased costs of our UK staff. UK staff costs increased approximately 78%, as the team was increased based on increased billings and opportunities with our primary customer in the UK and our other sales prospects.

We have approximately the same number of professional services employees at September 30, 2002 as we did at September 30, 2001. However the ratio between US staff and UK staff has changed based on the related customer billing levels and opportunities. UK staff has increased by 67%, whereas US staff has decreased by 73% at September 30, 2002 as compared to September 30, 2001. As the market salary rates for UK staff in general, are less than their US counterparts, we have experienced an 18% decrease in payroll costs in the six months ended September 30, 2002 as compared to the six months ended September 30, 2001.

Gross margin percentages on professional services revenues were 19% and 21% during the three months ended September 30, 2002 and 2001, respectively, and 22% and 31% during the six months ended September 30, 2002 and 2001, respectively. Gross margin is calculated as our professional services revenues less cost of professional services. Gross margin percentage is calculated as our gross margin divided by our professional services revenues. The gross margin recognized on such services is subject to several variables, including the average rates charged for these services, the average rates of compensation of our engineering personnel, our ability to hire and retain engineering personnel at competitive rates, the relative use of more expensive subcontracted consultants, currency exchange rates and the utilization rates of engineering personnel.

Gross margin percentages have declined in the three and six months ended September 30, 2002 as compared to the same periods of the prior fiscal year because of several factors: in particular, although our average rates of compensation expense were less due to the shift to increased use of UK staff, the average billing rates for the three and six months ended September 30, 2002 were significantly lower than in the prior year periods as a result of the non renewal of the Mitsubishi contract. In addition, we contracted for near break even business in our Emeryville office in order to maintain the team for future opportunities. Also, we have added professional services staff in the UK office in order to increase our revenue generating potential and we have incurred additional expenses to hire and train these personnel. Finally, the gross margin percentage is lower because the professional services business is absorbing a higher portion of the facilities overhead costs as a result of the termination of the software business employees. To maintain our professional services staff, we may be required to take additional low margin contracts and/or experience lower utilization rates, both of which can reduce our margins.

Cost of Software and Related Services. Cost of software and related services is comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services expense decreased $165,000 and $390,000, or 100%, to zero during the three and six months ended September 30, 2002, respectively, as compared with the same periods of the prior fiscal year, primarily as a result of our exit from the software products business. Our current software and related services revenues do not require such costs or payments and we do not expect to incur any significant level of such costs in the foreseeable future.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense decreased by $1,879,000, or 90%, to $212,000, and by $3,818,000, or 89%, to $496,000, during the three and six months ended September 30, 2002 and 2001, respectively. These decreases in sales and marketing expenses were primarily attributable to the reductions we made to our workforce in fiscal 2002 to decrease our expenses and to shift our strategic focus to our professional services business. The cost-cutting measures also resulted in significantly reduced spending on marketing programs. The number of sales and marketing employees at September 30, 2002 was 2 as compared to 34 at September 30, 2001.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $2,264,000 and $5,558,000, or 100%, to zero, during the three and six months ended September 30, 2002, respectively, as compared with the same periods of the prior fiscal year. The number of research and development employees at September 30, 2002 was zero as compared to 59 at September 30, 2001. Because of our January 2002 reorganization and cost cutting measures, development of the AirBoss application platform has ended and therefore we expect research and development expenses to be minimal in the foreseeable future as we focus on growing the professional services business.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $199,000, or 19%, to $834,000, and by $1,049,000, or 41%, to $1,519,000, during the three and six months ended September 30, 2002 and 2001, respectively. Decreased general and administrative expenses were the result of the various reorganizations and cost cutting measures implemented during fiscal 2002. The number of general and administrative employees at September 30, 2002 was 10 as compared to 16 at September 30, 2001. As a public company with reporting obligations, we have greater general and administrative expense requirements than many private companies of our size would incur. In addition, during the three months ended September 30, 2002, we have incurred approximately $150,000 of legal and professional fees in connection with the preparation and signing of the definitive agreement to sell the UK professional services business to Teleca.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets of $418,000 during the six months ended September 30, 2002 and $3,891,000 during the six months ended September 30, 2001 was attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. The amortization for the three and six months ended September 30, 2002 was lower than in the same periods of the prior fiscal year because the underlying intangibles base was reduced during fiscal 2002 and the first quarter of fiscal 2003 by writedowns due to value impairments.

Write-down of goodwill, intangibles and other long-lived assets. In fiscal 2003, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite.

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

Fair value was determined based on discounted estimated future cash flows from the AirBoss product line. The assumptions supporting the estimated future cash flows, including the discount rate and estimated terminal values and estimated net realizable value, reflect management's best estimates. The discount rates used represent the risk-adjusted cost of capital. As of September 30, 2002, the value of AirBoss goodwill and other intangibles assets included in our consolidated balance sheet is $508,000. There can be no assurance that we will be able to obtain this estimated fair value from any purchaser of the AirBoss technology or business. See further discussion in the Note 5 in the Notes to Condensed Consolidated Financial Statements.

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

The exchange resulted in the voluntary cancellation of employee stock options to purchase a total of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share. As of September 30, 2002 employee stock options to purchase 1,785,000 of these 3,275,000 options remain outstanding.

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

Because the closing price of the Company's common stock as reported by the Nasdaq SmallCap Market on June 30 and September 30, 2002 was less than the new option exercise price, no stock compensation has been recorded during fiscal 2003 nor has any been recorded from the date of issuance.

Subsequent to the stock option repricing, on June 11, 2002, the Company issued options to acquire 2,800,000 common shares with an exercise price of $0.11 to its employees and directors. These options vest monthly over a one-year period. These options are not subject to the current variable accounting requirements.

Other Income (Expense)

Interest Income. Interest income decreased by $133,000, or 92%, to $11,000, for the six months ended September 30, 2002, in comparison to the six months ended September 30, 2001. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the six months ended September 30, 2002 and 2001 as we had minimal balances of capital lease and debt outstanding. As we continue our efforts to grow our professional services business, we may consider financing alternatives that could increase the amount of interest expense incurred in the future.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $6,000 for the six months ended September 30, 2002 and $123,000 for the six months ended September 30, 2001. The decrease is due to the decreased level of royalties received in the current fiscal year as compared to the same period of the prior year.

Liquidity and Capital Resources

Our total cash and cash equivalents were $1,318,000 at September 30, 2002, compared with $3,136,000 at March 31, 2002. Net cash used by operations in the six months ended September 30, 2002 was $1,800,000. This level of cash usage is significantly lower than in the six months ended September 30, 2001 due to various reorganizations and related cost-cutting measures, in particular the reductions in workforce implemented during in fiscal 2002. Our net loss for the six months ended September 30, 2002, excluding non-cash amortization of goodwill and other intangible assets, and the write-down of goodwill, and intangibles was $1,276,000 and this resulted in the use of approximately the same amount of cash. In addition our net changes in working capital, principally changes in our current assets and liabilities on the balance sheet, used cash of $772,000. These balance sheet changes in our operating assets and liabilities provided working capital of $32,000 net, however working capital of $804,000 was used to settle liabilities resulting from our reorganizations and restructurings announced in our prior fiscal year, including paid severance of $240,000 and lease termination and contract settlement fees totaling $564,000. The restructuring and reorganizations we implemented during fiscal 2002 did significantly reduce our headcount and operating expense structure. The total number of employees at September 30, 2002 was 41 as compared to 155 at September 30, 2001. Our expenses for the six months ended September 30, 2002, excluding non-cash charges for amortization, restructuring costs, asset impairment charges, and the write-down of goodwill, intangibles and other long-lived assets, decreased by $12 million to $3.3 million from $15.3 million in the six months ended September 30, 2001. Although we have cut costs substantially, we expect to incur additional significant operating losses at least through fiscal 2003, which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment for the six months ended September 30, 2002 and 2001 were $33,000, and $1,605,000, respectively. The capital spending in the six months ended September 30, 2001 was primarily due to the relocation and consolidation of the AirBoss offices in New Jersey. Current capital spending has been curtailed and is generally only authorized when necessary to increase service to a customer.

As discussed above, we are seeking stockholder approval to sell the UK professional services business to Teleca, however, there can be no assurance that such a sale will be approved by our stockholders or that other conditions to closing will be satisfied. As we announced in January 2002 as part of reorganization, we are also seeking buyers for AirBoss and our legacy assets. We may not be able to close the Teleca deal or locate a buyer for these other assets on acceptable terms before our financial resources have been depleted, which may require us to consider bankruptcy or dissolution.

As of September 30, 2002 the Company has future minimum payment obligations of approximately $644,000 remaining under non-cancelable operating leases having terms in excess of one year excluding liabilities under restructuring. These leases pertain primarily to our facility in Macclesfield, England. In addition, we have recorded current liabilities totaling approximately $291,000 which are estimated to be adequate to resolve the contractual liabilities remaining as a result of contract terminations or disputes arising as a result of the restructuring and reorganization activities of the prior fiscal year.

Given the ongoing market softness, economic uncertainty and the significant change in our business plan, our ability to forecast future revenue is limited. Although we have repeatedly taken actions to reduce our expense rates, we expect to incur additional operating losses, at least through fiscal 2003. If our sale of the UK professional services business to Teleca does not close, we currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations into the fourth quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last two years to raise funds through strategic transactions or through the sale of AirBoss or our legacy assets have been disappointing. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Liquidation under any circumstances can be an expensive and time consuming process and offers little prospect of any significant distributions to stockholders. If the sale of the UK professional services business to Teleca does not close, these conditions raise substantial doubt about our ability to continue as a going concern through the fiscal year ending March 31, 2003.

RISK FACTORS

Risks Related to the Sale of our UK Professional Services Business to Teleca

Because of the closing conditions in the share purchase agreement and the possibility that the purchaser may terminate the agreement in specific instances, we can not be sure when, or even if, the sale transaction will be completed

The closing of the sale of our UK professional services business is subject to the satisfaction of a number of closing conditions, including the requirement that we obtain stockholder approval of the share sale and certain customer consents. In addition, the purchaser may terminate the agreement if:

o     We do not cure any breach of a covenant in the purchase agreement;

o We fail to provide audited financial statements for Geoworks Limited for the year ending March 31, 2002; or

o     The sale is not completed before January 31, 2003.

We cannot guarantee that we will be able to meet the closing conditions of the Share Purchase Agreement, in particular stockholder and third party approvals. If we are unable to meet the conditions, the purchaser does not have to purchase the UK Professional Services business. We also cannot be sure that other circumstances, for example, a material adverse event, will not arise that give the purchaser the right to terminate the agreement prior to closing. Under certain circumstances, the purchaser's termination of the asset purchase agreement would require us to pay them a termination fee of $250,000.

If the sale is not approved or does not close, our board of directors will be forced to evaluate other alternatives, which are expected to be far less favorable to us than the sale to Teleca, for example, the UK Subsidiary could be sold to its employees and we may be forced to seek bankruptcy protection.

Risks Related to the Plan of Liquidation and Dissolution

You will not know the exact amount or timing of the liquidation distributions at the time of the special meeting, and there may be no distributions at all.

In our proxy we have attempted to provide some guidance with respect to management's expectations regarding the value of our net assets, our future expenses and liabilities, and the amounts of distributions, if any, to be made to our stockholders; however, this guidance is based on our current knowledge, the amounts are only general estimates, and the actual amounts will differ. The board of directors will establish a contingency reserve for known and unknown liabilities, and the adequacy of that reserve will be reviewed prior to making cash distributions to stockholders. We cannot assure you that the amount you will receive in liquidation will equal or exceed the price or prices at which the common stock has recently traded or may trade in the future. Moreover, there may be no distributions at all.

Assuming we are able to reduce or settle certain current and long-term liabilities, we currently anticipate distributing one to five cents per share in the aggregate. However, the distribution of our assets to stockholders may be delayed or less than we estimate due to a number of reasons, including the fact that a creditor of ours might seek an injunction against our making the proposed distributions to you under the Plan on the grounds that the amounts to be distributed are needed to provide for the payment of our expenses and liabilities, including those that may be in dispute.

You could be liable to return some or all of the amount you receive from us if the amount of our contingency reserve does not cover all of our liabilities and expenses.

If the Plan is approved by the stockholders, a certificate of dissolution is expected to be filed with the State of Delaware dissolving Geoworks Corporation. Under the Delaware General Corporation Law, we will continue to exist for three years after the dissolution becomes effective or for a longer period if the Delaware Court of Chancery requires us to, for the purpose of prosecuting and defending suits against us and enabling us to dispose of our property, to discharge liabilities and to distribute to our stockholders any remaining assets.

Under Delaware law, if we fail to create an adequate contingency reserve for payment of our expenses and liabilities, you could be held liable for payment to our creditors of your proportional share of amounts owed to creditors in excess of the contingency reserve. In that regard, your liability would be limited to the amounts previously received by you from us (and from any liquidating trust). Accordingly, you could be required to return all distributions previously made to you. In such an event, you could receive nothing from us under the Plan. Moreover, you could incur a net tax cost if you paid taxes on the amounts received from us and then have to repay such amounts back to our creditors. Unless you are able to get a corresponding reduction in taxes in connection with your repayment, you may end up having paid taxes on monies that you have had to return.

We cannot assure you that the contingency reserve established by us will be adequate to cover all of our expenses and liabilities.

Our delisting from the Nasdaq SmallCap Market may impair the value of our common stock and make it difficult or impossible for our stockholders to sell their shares

Our stock was delisted from the Nasdaq SmallCap Market on November 6, 2002. Because Nasdaq delisted our common stock, your ability to obtain price quotations and buy and sell shares may be materially impaired. Since then the shares have been traded on the over the counter market bulletin board, but there can be no assurance that they will continue to do so. In particular, we do not know if any brokers will continue to make a market in the shares. If you are unable to sell, your ability to take a tax loss may be delayed until you receive a distribution or are notified that your holdings are worthless as a result of our the actions under our plan of liquidation and dissolution.

You may not buy or sell shares after the plan is implemented when we close our stock transfer books

We will close our stock transfer books after the filing of the certificate of dissolution in Delaware, after which you will no longer be able to transfer shares, except by will, intestate succession or operation of law. If you are unable to sell, your ability to take a tax loss may be delayed until you receive a distribution or are notified that your holdings are worthless.

Use of a liquidating trust may have adverse tax consequences

We may need to contribute our assets to a liquidating trust as part of the winding up. As stockholders will be deemed to have received a liquidating distribution equal to their pro rata share of the value of the net assets distributed to a liquidating trust for tax purposes, the distribution of non-transferable interests the liquidating trust to you could result in tax liability without your being readily able to realize the value of such interests to pay such taxes or otherwise.

Risks Related to Our Business

If the sale to Teleca or the plan of liquidation are not approved by our stockholders, our board of directors intends to continue exploring strategic alternatives for our business. Possible alternatives include selling all of our stock or remaining assets, selling the UK professional services business to the employees of our UK subsidiary, Geoworks Limited, changing the format and business strategy of our remaining business, expanding the scope of our business through relationships with third parties or seeking bankruptcy protection. At this time, the board of directors does not know which alternatives might be considered, or what impact any alternative might have on stockholder value. Any alternative we select may have unanticipated negative consequences. The risks below describe the risks related to our business if we continue as a going concern. You should consider carefully these risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may become important or impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected and the trading price of our common stock could decline.

Our auditors have issued a "going concern" audit report.

The report of independent auditors on our consolidated financial statements for the fiscal year ended March 31, 2002 states that because of operating losses and a working capital deficiency, there is substantial doubt about our ability to continue as a going concern. A "going concern" report indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Your ability to buy or sell shares is limited as a result of our delisting.

Our shares were delisted from the Nasdaq SmallCap Market on November 6, 2002. Since then the shares have been traded on the over the counter market bulletin board, but there can be no assurance that they will continue to do so. In particular, we do not know if any brokers will continue to make a market in the shares.

We have limited financial resources, a history of operating losses and expect to continue to incur losses in the future.

Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow from operations for the next fiscal year. If the sale of our UK professional services business to Teleca does not close, we currently anticipate that our available funds will be sufficient to meet our projected needs for funding operations into the fourth quarter of fiscal 2003. This projection is based on several factors and assumptions, in particular that our professional services contract levels remain stable or grow and that our customers continue to pay us on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of our professional services business, managing our operating expenses, selling the AirBoss intellectual property and other legacy assets and how successful we are in settling our contractual liabilities resulting from the reorganization announced in January 2002. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss and our other legacy assets. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to revise our current operating plans, to enter into other forms of strategic transactions, or to consider bankruptcy or dissolution. Moreover, management has recommended that we wind up our business as soon as practical and the board of directors has approved a plan of liquidation and dissolution subject to stockholder approval. These conditions raise substantial doubt about our ability to continue as a going concern through the fiscal year ending March 31, 2003. Bankruptcy or liquidation can be an expensive and time consuming process and offers little prospect of any significant distributions to stockholders.

We are currently dependent upon a single customer for a significant portion of our revenue and the loss of this customer or a significant reduction in the level of consulting we provide to this customer could significantly harm our business.

One customer, Nokia, a manufacturer of mobile phones located in Europe, accounted for 86% of our professional services revenues in the first and second quarters of fiscal 2003. As part of our business strategy we are working to increase and diversify our customer list, but we cannot assure you that we will be able to sustain our relationship with this particular significant customer or increase the number of customers with which we work and failure to do so would have a negative effect on our results of operations, our cash position and the market price of our common stock.

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

Our success depends in large part on the continued service of our key technical, marketing, sales, administrative and management personnel, and on our ability to attract and retain qualified employees. The proposed sale of our UK professional services business, the proposed plan of liquidation, the economic downturn, the depressed state of the wireless communications industry, the reductions in our workforce and fears associated with future reductions, the changes associated with our reorganization and the challenges of working in an uncertain business environment can have a negative influence on employee morale and productivity.

We have derived and expect to continue to derive most of our revenue from international customers and the majority of our operations are located in Macclesfield, England.

As of September 30, 2002, 31 of our 41 employees were based in Macclesfield, England. In addition, international customers accounted for 72%, 78%, and 94% of our total revenue in fiscal 2002, 2001, and 2000, respectively. Our primary professional services customer is located outside of the United States and we anticipate that international revenue will continue to represent a significant portion of our future revenue. Furthermore, although our revenue is generally denominated in U.S. dollars, fluctuations in currency exchange rates and changes in our customers and potential customers' local economic conditions could have adverse consequences on our ability to execute agreements with international customers or impact our operating margins as we pay our UK personnel in British pounds sterling. Our business could be adversely affected by a variety of uncontrollable and changing factors, including:

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

Mergers and acquisitions could result in dilution, operating difficulties and other harmful consequences. We may be acquired, merge with, dispose of, or acquire technologies or businesses in the future that we believe complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities or increase value. These transactions and the work that precedes and follows them entail a number of risks, any of which could be harmful to our business. These include:

o     the possibility that we pay more or obtain less than the asset is worth;

o the difficulty of integrating the operations and personnel of the business;

o     the potential disruption of our ongoing business;

o     the distraction of management;

o the inability of management to maximize our financial and strategic position;

o the difficulty of integrating each company's accounting, management information, human resource and other administrative systems to permit effective management, and the reduced efficiencies ifsuch integration is delayed or not implemented; and the impairment of relationships with employees and customers.

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

Item 4. Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective for the purposes set forth in the definition of the Exchange Act rules.

(b)  Changes in internal controls.

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 4.  --  Submission of Matters to a vote of security holders

(a) The Company held its Annual Meeting of Stockholders on September 17, 2002.

(b) The Company's Board of Directors is elected at each Annual Meeting of Stockholders. The Directors elected at the meeting were: Stephen T. Baker, John
B. Balousek, David J. Domeier, Frank S. Fischer, David L. Grannan, James M. Judge, and Steve W. Mitchell.

(c) The matters described below were voted on at the Annual Meeting of Stockholders, and the votes cast with respect to each matter and with respect to the election of directors for each nominee were as indicated.

      1. To elect directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected.

         NOMINEE                              FOR                     WITHHELD
         -------                              ---                     --------

         Stephen T. Baker                  20,176,136                 295,855
         John B. Balousek                  19,995,511                 476,480
         David J. Domeier                  20,003,775                 468,216
         Frank S. Fischer                  20,180,726                 291,265
         David L. Grannan                  20,141,247                 330,744
         James M. Judge                    19,996,011                 475,980
         Steve W. Mitchell                 20,171,975                 300,016

         2. To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for fiscal year ending March 31, 2003.

         FOR                      20,360,688
         AGAINST                      72,296
         ABSTAIN                      39,007
         NON-VOTE                  3,422,155

Item 5.  Other Information

a.) Definitive Agreement to Sell UK Professional Services Business and Plan of Liquidation and Dissolution

On September 23, 2002, we signed a definitive agreement to sell our UK professional services business to Teleca Ltd , a wholly owned subsidiary of Teleca AB. The agreement is subject to stockholder approval and various third party consents, including those of Nokia and Toshiba, whose contracts are required to be assigned in connection with the sale. The terms require Teleca to pay $2.3 million dollars for the Macclesfield-based business with $.3 million held back as an offset to potential claims until March 31, 2004. The UK subsidiary should have approximately $.5 million in net assets at closing.

If conditions to the sale to Teleca are satisfied, this transaction is expected to close prior to the end of the current calendar year and would leave Geoworks with a very small professional services team in Emeryville as well as some executive and administrative staff. Management has recommended, in the absence of desirable alternatives, the winding up of the company as soon as practicable. The Board of Directors approved the plan of liquidation and dissolution on October 24, 2002, subject to shareholder approval.

The liquidation process is time consuming and expensive. Management is currently exploring and evaluating alternatives to implementing the plan of liquidation and dissolution as well as continuing the efforts to market our legacy software assets -- AirBoss(TM), GEOS(R), GEOS SC and Mobile Server+(TM). (An option to purchase

Mobile Server+ was given to Teleca in connection with the agreement to sell our UK professional services business.)

On October 30, 2002, we filed a definitive proxy statement to obtain stockholder approval of this sale to Teleca and to obtain stockholder approval for our plan of liquidation and dissolution (the "Special Meeting Proxy Statement"). There can be no assurance that the sale to Teleca will close or that the plan of liquidation and dissolution will be approved by stockholders. Additional details on the definitive agreement to sell our UK professional services business and our plan of liquidation and dissolution can be found in the Special Meeting Proxy Statement and our other filings with the Securities and Exchange Commission.

b.) Delisting from the Nasdaq SmallCap Market

The Company's common stock was delisted from the Nasdaq Stock Market effective with the open of business on November 6, 2002. The delisting was a result of the Company's failure to meet the Nasdaq maintenance standards for the minimum bid price and the minimum shareholders equity requirements. The likelihood of this action was disclosed in multiple prior filings with the Securities and Exchange Commission and additionally in a press release dated September 4, 2002, which announced that the Company had received a notice of delisting, subject to appeal, from Nasdaq.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

     Exhibit
     Number          Description

      10.1 License Agreement by and between Geoworks Corporation and Science Applications International,dated October 24, 2001 filed as an exhibit to Form 8-K on August 29, 2002

      10.2 Amended License Agreement by and between Geoworks Corporation and Science Applications International, dated August 23, 2002 filed as an exhibit to Form 8-K on August 29, 2002

      99.2 Agreement for the Sale and Purchase of the Entire Issued Share Capital of Geoworks Ltd. dated September 23, 2002 and filed as an exhibit to Form 8-K filed September 27, 2002

     b)     Reports on Form 8-K


            i) The Company filed a report on Form 8-K on August 29, 2002 that reported that the Company had agreed to amend an existing non-exclusive object code license (the "License") to its AirBoss technology (the " AirBoss Software") to Science Applications International Corporation ("SAIC"), a beneficial owner of over 10% of the Registrant's outstanding common stock in order to, among other things:

                  o     Grant a non-exclusive source code license to SAIC;

                  o Grant SAIC the right to make derivative works based upon the AirBoss Software;

                  o Terminate the Registrant's ongoing maintenance obligations under the License; and

                  o Eliminate the parties' ability to terminate the License for convenience.

            In return SAIC agreed to transfer 1,391,440 of its shares of common stock back to the Company for cancellation. As a result, the number of outstanding shares of common stock will be reduced to approximately 22,184,756 and the number of shares of common stock beneficially owned by SAIC (and its affiliate Telcordia Venture Capital Corporation) will be reduced to 1,391,441 (or approximately 6.3% of the outstanding shares). It was also reported that the carrying value of the Company's intangible assets would be reduced by the fair value of the cancelled shares and that the audit committee of the Company's board of directors reviewed this transaction and concluded that it was in the best interests of the Company.

            ii) The Company filed a report on Form 8-K on September 6, 2002 with respect to a press release dated September 4, 2002 that announced that on August 29, 2002 the Company received notice from The Nasdaq Stock Market that its common stock would be delisted from the Nasdaq SmallCap Market on September 6, 2002, primarily due to non-compliance with its minimum bid and minimum net equity rules, unless the Company elected to appeal this action. The Company filed an appeal on September 4, 2002, which stayed the delisting pending a hearing, which took place on October 4, 2002. Nevertheless, the Company announced that it expects that its common stock will be delisted after the hearing. The press release also contained cautionary statements identifying important factors that could cause actual results to differ materially from those described in forward-looking statements made by the Company in the press release.

            iii) The Company filed a report on Form 8-K on September 27, 2002 with respect to a press release dated September 23, 2002 that announced that it had entered into an agreement to sell its UK professional services business, including its wholly owned UK subsidiary and its largest customer contracts, to Teleca Ltd, a wholly owned subsidiary of Teleca AB, in exchange for approximately $2,300,000 in cash, $300,000 of which is deferred until March 31, 2004. It was also disclosed that the closing of the transaction, which the parties expect will take place by the end of 2002, is subject to various customary closing conditions, including the approval of the Registrant's stockholders and the approval of each of Nokia and Toshiba to the assignment of their respective contracts and that the UK subsidiary is required to have approximately $500,000 in net assets upon closing.

            The press release included the announcement that the Company anticipated that the transaction would be followed by its winding up pursuant to a plan of liquidation and dissolution, which would also be subject to the approval of the Company's stockholders and that in the interim management would continue to explore strategic alternatives.

Signatures, and Certifications of the Chief Executive Officer and the Chief Financial Officer of the Company.

The following pages include the Signatures page for this Form 10-Q, and two separate Certifications of the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO) of the company.

The first form of Certification is required by Rule 13a-14 under the Securities Exchange Act of 1934 (the Exchange Act) in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certification). The Section 302 Certification includes references to an evaluation of the effectiveness of the design and operation of the company's "disclosure controls and procedures" and its "internal controls and procedures for financial reporting". Item 4 of Part I of this Quarterly Report presents the conclusions of the CEO and the CFO about the effectiveness of such controls based on and as of the date of such evaluation (relating to Item 4 of the Section 302 Certification), and contains additional information concerning disclosures to the Company's Audit Committee and independent auditors with regard to deficiencies in internal controls and fraud (Item 5 of the Section 302 Certification) and related matters (Item 6 of the Section 302 Certification).

The second form of Certification is required by section 1350 of chapter 63 of title 18 of the United States Code.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                       GEOWORKS CORPORATION


Date: November 13, 2002             By:/s/  Timothy J. Toppin
                                       ---------------------------------------
                                       Timothy J. Toppin
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)


                                  CERTIFICATION

I, Steve W. Mitchell, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geoworks Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 13, 2002            By:       /s/ Steve W. Mitchell
                                                        ----------------------

                                                          Steve W. Mitchell
                                                       Chief Executive Officer



I, Timothy J. Toppin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geoworks Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: November 13, 2002            By:      /s/ Timothy J. Toppin
                                                        ----------------------

                                                            Timothy J.Toppin
                                                        Chief Financial Officer
                                                        and Principal Accounting
                                                                 Officer

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Geoworks Corporation, that, to his knowledge, the Quarterly Report of Geoworks Corporation on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Geoworks Corporation.


Date: November 13, 2002                        By:  /s/ Steve W. Mitchell
                                                   ----------------------

                                                   Steve W. Mitchell
                                                   Chief Executive Officer


Date: November 13, 2002                        By:  /s/ Timothy J. Toppin
                                                   ----------------------

                                                   Timothy J. Toppin
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer