Form 10-Q
period 2002-12-31
GEOWORKS /CA/
filed 2003-02-14
CIK 922285

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

                For the quarterly period ended December 31, 2002

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

      As of February 1, 2003, the Company had outstanding 22,134,757 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets: December 31, 2002 and March 31, 2002...............   3
         Condensed Consolidated Statements of Operations: Three and Nine Months
           ended December 31, 2002 and 2001 .......................................................   4
         Condensed Consolidated Statements of Cash Flows: Nine Months ended
           December 31, 2002 and 2001..............................................................   5
         Notes to Condensed Consolidated Financial Statements......................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.....   10
         Risk Factors Affecting Future Operating Results...........................................   18
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................   21
Item 4.  Evaluation of Disclosure Controls and Procedures..........................................   21

PART II. OTHER INFORMATION

Item 1.  Litigation................................................................................   22
Item 4.  Submission of Matters to a Vote of Security Holders.......................................   22
Item 5.  Other Information.........................................................................   23
Item 6.  Exhibits and Reports on Form 8-K..........................................................   23


SIGNATURES AND CERTIFICATIONS......................................................................   24

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                               December 31,    March 31,
                                                                 2002           2002
                                                                 ------        ------
                                    ASSETS
Current assets:
   Cash and cash equivalents ............................        $  544        $3,136
   Accounts receivable, net .............................           543           823
   Prepaid expenses and other current assets ............           263           362
                                                                 ------        ------
     Total current assets ...............................         1,350         4,321

Property and equipment, net .............................           235           405
Long-term investments ...................................             2             2
Goodwill and other intangible assets, net ...............            --         2,001
                                                                 ------        ------
                                                                 $1,587        $6,729
                                                                 ======        ======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable .....................................        $  386        $  554
   Accrued liabilities ..................................           907         2,310
   Deferred revenue .....................................           230           424
                                                                 ------        ------
     Total current liabilities ..........................         1,523         3,288

Other accrued liabilities ...............................            --           144

Stockholders' equity ....................................            64         3,297
                                                                 ------        ------
                                                                 $1,587        $6,729
                                                                 ======        ======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                             Three Months Ended        Nine Months Ended
                                                                 December 31               December 31
                                                           ---------------------     ---------------------
                                                             2002         2001         2002         2001
                                                           --------     --------     --------     --------
Net revenues:
   Professional services ..............................    $    906     $  1,728     $  2,557     $  5,264
   Software and related services (1) ..................         109        2,276          493        4,000
                                                           --------     --------     --------     --------
     Total net revenues ...............................       1,015        4,004        3,050        9,264
Operating expenses:
   Cost of professional services ......................         569        1,110        1,864        3,550
   Cost of software and related services ..............          --          196           --          586
   Sales and marketing ................................         104          993          600        5,307
   Research and development ...........................          --        1,308           --        6,866
   General and administrative .........................         723          839        2,242        3,407
   Amortization of goodwill and other intangible assets          69        1,036          487        4,927
   Restructuring charges ..............................          --          400           --        2,691
   Write-down of goodwill and other long-lived assets .         439       12,129        1,158       27,557
                                                           --------     --------     --------     --------
     Total operating expenses .........................       1,904       18,011        6,351       54,891
                                                           --------     --------     --------     --------
Operating loss ........................................        (889)     (14,007)      (3,301)     (45,627)
Other income (expense):
   Other income .......................................          --           --           60        3,994
   Interest income ....................................           2           21           13          165
   Interest expense ...................................          --           (4)          --           (7)
                                                           --------     --------     --------     --------
Loss before income taxes ..............................        (887)     (13,990)      (3,228)     (41,475)
Provision for income taxes ............................          19            2           25          125
                                                           --------     --------     --------     --------
Net loss ..............................................    $   (906)    $(13,992)    $ (3,253)    $(41,600)
                                                           ========     ========     ========     ========
Net income (loss) per share--basic and diluted ........    $  (0.04)    $  (0.59)    $  (0.14)    $  (1.77)
                                                           ========     ========     ========     ========
Shares used in per share computation--basic and diluted      22,185       23,648       22,911       23,548
                                                           ========     ========     ========     ========
   (1) Revenues from related parties ..................    $     92     $    284     $    273     $    680
                                                           ========     ========     ========     ========

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                              Nine Months Ended December 31
                                                                              -----------------------------
                                                                                    2002         2001
                                                                                  --------     --------
Operating activities:
   Net loss ..................................................................    $ (3,253)    $(41,600)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation ............................................................         181        1,149
     Amortization of goodwill and other intangible assets ....................         487        4,927
     Write-down of goodwill and other long lived assets ......................       1,158       28,476
     Amortization of deferred compensation ...................................          75          183
     Gain on sale of long-term investments ...................................          --       (3,994)
     Loss on cancellation of shareholder note ................................          87           --
     Changes in operating assets and liabilities .............................      (1,304)      (1,165)
                                                                                    ------      -------
Net cash used in operating activities ........................................      (2,569)     (12,024)
                                                                                    ------      -------
Investing activities:
   Purchases of property and equipment - net .................................         (34)      (1,707)
   Proceeds from sales of long-term investments ..............................          --        3,994
                                                                                  --------     --------
Net cash provided by (used in) investing activities ..........................         (34)       2,287
                                                                                  --------     --------
Financing activities:
   Payments of capital lease and debt obligations ............................          --          (21)
   Net proceeds from issuance of common stock ................................          --          167
                                                                                  --------     --------
Net cash provided by financing activities ....................................          --          146
                                                                                  --------     --------
Foreign currency translation adjustments .....................................          11          (69)
                                                                                  --------     --------
Net decrease in cash and cash equivalents ....................................      (2,592)      (9,660)
Cash and cash equivalents at beginning of period .............................       3,136       13,713
                                                                                  --------     --------
Cash and cash equivalents at end of period ...................................    $    544     $  4,053
                                                                                  ========     ========

                             See accompanying notes

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The condensed consolidated financial statements for the three and nine months ended December 31, 2002 and 2001 are unaudited but reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto, together with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Geoworks Corporation's (the "Company's") Annual Report to Shareholders on Form 10-K for the fiscal year ended March 31, 2002. The results of operations for the three and nine months ended December 31, 2002 are not indicative of the results to be expected for the entire fiscal year. In particular, in February 2003, the Company announced that it was ceasing operations in the UK. As a result the Company's continuing sources of revenue will be minimal and its operations will significantly reduced. See Note 7.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. To date, the Company has incurred substantial operating losses and cash flow deficits, and expects to incur additional operating losses in fiscal 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company is trying to improve its prospects for continuing in business by way of sales or licensing of assets and technology, by resolving various contractual liabilities, and by continuing to explore limited opportunities for a transaction which could potentially result in the continuation of the Geoworks corporate entity or shell through the sale of a controlling capital stock interest. In order to pursue such opportunities, management intends to wind down all existing operations as quickly and efficiently as practical. If no third party agrees to acquire control of Geoworks in a transaction that the board of directors considers to be in the best interest of shareholders and creditors, then it is likely that the company will be liquidated through bankruptcy within the next three to six months. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.    Comprehensive Loss

Comprehensive loss consists of the following (in thousands):

                                                 Three Months Ended        Nine Months Ended
                                                    December 31               December 31
                                               -----------------------------------------------
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
Net loss ..................................    $   (906)    $(13,992)    $ (3,253)    $(41,600 )
Realized gains on investment and derivative
  instruments .............................          --           --           --       (4,036)

Foreign currency translation adjustments ..          (4)          29           11          (70)
                                               --------     --------     --------     --------
Comprehensive loss ........................    $   (906)    $(13,963)    $ (3,242)    $(45,706)
                                               ========     ========     ========     ========

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Restructuring Charges

The fiscal 2003 activities relating to restructuring have consisted of resolving obligations that arose from the various reorganizations and restructurings during fiscal 2002. No new restructuring charges have been recorded in fiscal 2003.

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

The following table summarizes the restructuring activity (in thousands):

                                                  Severance         Lease         Contract
                                                 and related     termination     termination
                                                   charges          costs           costs           Total
Restructuring liabilities at March 31, 2002        $   553         $   510         $   171         $ 1,234
Amounts paid ..............................           (304)           (485)            (79)           (868)
                                                   -------         -------         -------         -------
Restructuring liabilities at December 31,
   2002 (other accrued liabilities) .......        $   249         $    25         $    92         $   366
                                                   =======         =======         =======         =======

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.    Write-down of Goodwill and Other Long-lived Asset Charges

On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), consisting of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss"). The transaction was accounted for using the purchase method of accounting and gave rise to the recognition of purchased intangibles and goodwill. These intangible assets were amortized over their respective estimated useful lives to their estimated residual values, and through fiscal 2002, reviewed for impairment in accordance with FASB No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of. These reviews and the decision to sell the AirBoss assets resulted in the recording of write downs of goodwill and other intangible assets of $27.6 million during fiscal 2002.

In fiscal 2003, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets and FAS 144, Accounting for the Impairment and Disposal of Long Lived Assets. FAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. FAS 144 retains many of the fundamental recognition and measurement provisions of FAS 121 with respect to the impairment of long lived assets. We have performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenues, and continued operating losses. In the three months ended June 30, 2002, the Company recorded a non-cash impairment write-down of the remaining AirBoss intangible assets of $719,000, the estimated realizable value at that time. In December 2002, the remaining balances were determined to be fully impaired and were written off based on the assessment factors noted above as well as the Company's limited remaining financial and technical resources.

The following table presents details of the activity of the Company's intangible assets (in thousands):

                                                                           Balance at
                Balance at    Amortization  Impairment     Transaction    December 31,
              March 31, 2002    Expense     Write-downs    Reductions         2002
              --------------  ------------  -----------    ----------     -----------
Technology ...    $1,730        $  400        $  974        $  356        $      --
Patents ......       271            87           184            --               --
                  ------        ------        ------        ------        ---------
                  $2,001        $  487        $1,158        $  356        $      --
                  ======        ======        ======        ======        =========

In August 2002, the Company agreed to settle an obligation of approximately $290,000 to Telcordia for $100,000, to be paid in installments of $50,000 on August 2, 2002, $25,000 by December 31, 2002 and an additional $25,000 by March 31, 2003. Telcordia is a wholly owned subsidiary of Science Applications International Corporation ("SAIC"), the Company's largest shareholder. The Company also assigned to Telcordia any future amounts payable to Geoworks from SAIC under a non exclusive, object code license to the AirBoss technology with SAIC executed in October 2001. Management believes that these amounts would be negligible and subject to offset. Additionally, Geoworks and Telcordia agreed to terminate their AirBoss value added reseller agreement early. In a separate transaction, the Company and SAIC revised an existing license agreement to grant SAIC a non-exclusive source code license to the AirBoss technology and the right to make derivative works based on AirBoss. The agreement also terminated the Company's maintenance obligations and eliminated both parties' ability to terminate the agreement early. In return, SAIC agreed to transfer 1,391,440 shares of Geoworks stock back to the Company for cancellation. The carrying value of the Company's intangible assets was reduced by the fair value of the liabilities relieved and the Geoworks common stock returned in these transactions. The Geoworks common shares returned were valued based on the market value of Geoworks shares at August 21, 2002, the date of the agreement. The Board of Directors approved these transactions based on the recommendation of the Audit Committee.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.    Cancellation of Stockholder Note

In January 2003, the Company settled a dispute regarding a note receivable from a stockholder who was formerly an employee of the Company. The note was cancelled, the 50,000 shares of Company common stock held as collateral for the note were returned and cancelled, the Company was paid the interest receivable on the note, and the stockholder and the Company agreed to release each other from all claims. The Company recorded a loss of approximately $87,000 representing the difference between the value of the collateral and the face value of the note at the time of the settlement. This non-cash expense is included in general and administrative expense for the three months ended December 31, 2002.

7.    Subsequent Event: Ceasing Operations in the UK

In February 2003, the Company announced that it was ceasing operations in the UK and had entered into a mutual release agreement with Teleca Ltd. ("Teleca") which allowed Teleca to hire the Company's former UK employees and to engage in business with the Company's former customers. In consideration of the release, Teleca agreed to pay the Company approximately $500,000, one half on signing the release and the balance after ninety days. Also, Teleca separately agreed to assume the UK subsidiary's remaining lease obligations in exchange for the subsidiary's equipment, which had a net book value of approximately $200,000.

The proceeds received by the Company in connection with the release exceed the carrying value of UK subsidiary's net assets and the Company expects to record a net gain of approximately $250,000 in the three months ending March 31, 2003 as a result of the release.

The following tables presents unaudited results of the UK Operations for the periods noted (in thousands):

                                  Three Months Ended        Nine Months Ended
                             ------------------------- -------------------------
                             December 31. December 31, December 31, December 31,
                                2002         2001         2002         2001
                                ----         ----         ----         ----
  Net Revenues ........      $   829      $   722      $ 2,262      $ 1,661
  Operating gain (loss)...       121      $    16      $   129      $(1,067)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding future events and management's plans and expectations. When used in this Report, the words "believe", "estimate", "project", "intend", "expect" and "anticipate" and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected. These statements include but are not limited to our intentions and expectations regarding: our limited cash resources; our dependence on one customer for almost all of our revenues; our ability to sell control of the Company or any of its remaining assets; our ability to terminate certain contractual obligations on acceptable terms; economic conditions, and the health of financial markets in general. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. Other factors that may contribute to such differences include, but are not limited to, those discussed in the section of this Report titled "Risk Factors " beginning on page 18 as well as those discussed elsewhere in this Report. Consequently, the inclusion of forward-looking information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that the identified risks are the only risks facing us. The reader is cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date this Report was published. We undertake no obligation to publicly release updates or revisions to these statements.

Ceasing Operations in the UK and Remaining Alternatives

Our weak financial position made it increasingly difficult to maintain a viable ongoing business in the UK. In particular, our UK employees had been recruited heavily by third parties while the proposed sale of our UK subsidiary and its professional services business" to Teleca Ltd (the "Proposed Sale) was under consideration. These employees' perceived uncertainty only intensified when the Proposed Sale was not approved as a result of our failure to secure a quorum for the special shareholders meeting. Our limited resources made it unlikely that we could cover our already reduced cost structure for much longer, much less absorb the costs of any decrease or interruption in our revenues associated with employee attrition or resulting customer dissatisfaction. Faced with this significant possibility of failing to meet our obligations, we entered into a mutual release agreement with Teleca (the "Release") that allowed Teleca to hire our former UK employees and do business with our customers in an effort to minimize our liabilities.

In consideration of this Release, Teleca agreed to pay the Company approximately $500,000, one half on signing the Release and the balance after ninety days. Also, Teleca separately agreed to assume our UK subsidiary's remaining lease obligations in exchange for use of the subsidiary's equipment. By agreeing to enter this Release we estimate that we have avoided approximately $300,000 of statutory employee severance and over $400,000 of future lease obligations. In addition, we believe that we have mitigated any exposure we might have had to our primary customer, Nokia, by encouraging Teleca and Nokia to deal directly with each other in order to limit disruption to Nokia's activities.

We had planned to conclude the Proposed Sale with Teleca pursuant to the terms of the September 23, 2002 share transfer agreement that expired in January but were unable to do so, because we could not secure a quorum for the required special shareholders meeting. (On October 30, 2002, we filed a definitive proxy to obtain shareholder approval of this sale to Teleca.) Those terms called for Teleca to pay $2.3 million dollars for the Macclesfield based business with $.3 million held back as an offset to potential claims related to various warranties until March 31, 2004. Under the Proposed Sale terms, there would have been approximately $500,000 in net assets, including $500,000 in cash, in the UK subsidiary at closing. If the Proposed Sale had been consummated, Teleca would have acquired all the shares in our UK subsidiary which has rights in various personal property, intellectual property, various customer contracts (including those with Nokia and Toshiba) and significant operating loss tax carryforwards. No shares, intellectual property, customer contracts or tax attributes were transferred by the Release.

Management continues to explore limited opportunities for a transaction which could potentially result in the continuation of the Geoworks corporate shell through the sale of a controlling stock interest. These opportunities would likely involve substantial dilution of ownership to the existing Geoworks shareholders and would likely change both the business and management of the company. Even though the potential for shareholder return in such a transaction is quite speculative, we believe that such an outcome may be preferable to the prospect of zero return in bankruptcy. As we continue to pursue such opportunities, management intends to wind down all existing operations as quickly and efficiently as practical. If no third party agrees to acquire control of Geoworks in a transaction that our board of directors considers to be in the best interest of shareholders and creditors, then we plan to liquidate the company through bankruptcy within the next three to six months.

We are making every reasonable effort with our two remaining full time equivalent employees to meet our obligations, to limit our liabilities, to conserve resources and to limit contingent liabilities in order to make the corporate shell more attractive to a third party. There can be no assurance that we will be able to meet our legal and financial obligations for any extended period of time, and time is limited for entering into any transaction that could preempt the need for bankruptcy.

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

In July 2000, we broadened our software product and service offering by acquiring the AirBoss Application Platform and the AirBoss Business Unit ("AirBoss") from Telcordia Technologies, Inc. ("Telcordia"). Telcordia and its parent, Science Applications International Corporation ("SAIC") became our largest shareholder. We established an office in New Jersey to continue the research, development, and deployment of the AirBoss line of patented mobile communications software products, as well as to service the various third parties whose contractual rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations, exited the Mobile ASP market and accelerated the integration of our two software platforms, Mobile Server+ and the AirBoss Application Platform, into a single integrated product offering for enterprise applications.

Through January 2001, we had been able to successfully raise capital through public offerings, a number of private placements and through our employee stock option plans. However, raising capital became increasingly difficult due to the uncertainty in the market as a whole and in the wireless and telecommunications industry, in particular. In August 2001, we engaged an investment banker to assist us in considering our strategic alternatives.

In October 2001, as a result of market uncertainties and a lack of market visibility, in particular the impact of delayed buying decisions by wireless carriers for the types of products and services we provided with our AirBoss Application Platform, we announced a number of cost cutting measures to conserve our resources, including terminating approximately 45% of our workforce. Because of continued market uncertainty and the inability to generate cash through strategic alternatives, in January 2002, we announced our exit from the software products business and additional cost cutting measures, including terminating 45% of our remaining workforce. In particular, we concluded it would be in the best interest of our company to try to sell our AirBoss assets in order to focus on realizing the value of our professional services business.

In April 2002, Steve W. Mitchell, our former Vice President of Human Resources, replaced David L. Grannan as President and Chief Executive Officer and Mr. Grannan assumed the role of Chairman of the Board of Directors of the Company.

Since the January 2002 announcements we have continued to explore the sale of AirBoss and our other legacy products. Several patents were sold during the fourth quarter of fiscal 2002 and the GEOS-SC source code was recently sold to Mitsubishi during the fourth quarter of fiscal 2003. Additionally, we have terminated the leases of our former facility in New Jersey and our Company headquarters in Alameda, California and relocated our headquarters to a significantly smaller office space in Emeryville, California. As of April 1, 2002, operations consisted entirely of personnel supporting the professional services business. As of February 1, 2003, there were only two full time equivalent employees in the US.

In the current fiscal year, until the Release took effect in February 2003, our operating focus had been on managing our professional services business, in particular adding additional customers. As Mitsubishi, the primary customer of our US based professional services team, which generated $4,624,000, or 61%, of our professional services revenue, for fiscal 2002, did not renew its contract when it concluded in March 2002, we have actively marketed the services of our teams in the US and UK. We were able to add four additional customers, two in the US and two in the UK, however the revenue generated in the current fiscal year from these new customer contracts, approximately $370,000, is significantly less than $1 million plus per quarter recorded from Mitsubishi in the prior year, as discussed in the results of operations below. Consequently, although we were able to maintain a small team of engineers in the US, the financial results of our professional services have business suffered during this fiscal year. Our contracts with all of the customers we have added in the current fiscal year were for significantly smaller amounts and have been shorter in duration than the contract we had with Mitsubishi and the contracts we have with Nokia, our primary customer in the current fiscal year, prior to our recent closing of our UK office.

During this fiscal year, we have also made various changes in our board of directors to address the changing needs of the Company. Most recently, in January 2003, the size of the board was reduced to three. The board currently consists of Mr. Mitchell, Mr. Grannan and David J. Domeier.

As a result of our decision to exit from the software products business during the last quarter of fiscal 2002 and our February 2003 decision to cease operations in the UK, much of the following discussion of our historical operating results is not relevant. Our current continuing business is limited to subcontracting any requirements of Toshiba and one other customer. Consequently, readers should focus on the company's liquidity, limited prospects for a sale of control transaction with highly speculative shareholder return potential and the imminence of a bankruptcy liquidation with scant prospects of any shareholder return, keeping in mind that this discussion reflects management's current beliefs, intentions and expectations. Statements made in this discussion are subject to risks and uncertainties that could cause actual results and events to differ materially.

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

Intangible Assets. Certain intangible assets such as technology and patents are amortized to operating expense over time. When impairment indicators are identified with respect to recorded intangible assets, the values of the assets are determined using discounted future cash flow techniques, which are based on estimated future operating results. Significant management judgment is required in the forecasting of future operating results which are used in the preparation of projected discounted cash flows.

Income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the net deferred tax assets. The determination of our tax provision is subject to judgments and estimates due to operations outside the United States.

Results of Operations

                                      Three Months Ended            Change            Nine Months Ended           Change
                                      -------------------   --------------------     -------------------   -------------------
                                      December   December                            December   December
                                      31, 2002   31, 2001      $              %      31, 2002   31, 2001       $             %
Net revenues (in thousands):
   Professional services .........    $   906    $ 1,728    $  (822)        (48)%    $ 2,557    $ 5,264    $(2,707)        (51)%
   Software and related services .        109      2,276     (2,167)        (95)         493      4,000     (3,507)        (88)
                                      -------    -------    -------       -----      -------    -------    -------      ------
Total net revenues ...............    $ 1,015    $ 4,004    $(2,989)        (75)%    $ 3,050    $ 9,264    $(6,214)        (67)%
                                      =======    =======    =======       =====      =======    =======    =======      ======

Net Revenues

Professional services revenue. Professional services revenue decreased by $822,000, or 48%, and $2,707,000, or 51%, in the three and nine months ended December 31, 2002, respectively, in comparison with the corresponding periods of the prior fiscal year. The decreases are attributable to a decrease in the number of hours billed for client projects during the periods, resulting primarily from the non-renewal of our contract with one of our two primary customers, Mitsubishi, which had accounted for approximately $1.0 and $3.6 million dollars of revenue in the three months and nine months ended December 31, 2001. We do not expect to generate any significant professional services revenue from this customer for the foreseeable future. Professional services revenues from our remaining primary customer, Nokia, were approximately $770,000 and $2.2 million in the three and nine months ended December 31, 2002, respectively, as compared to approximately $700,000 and $1.6 million, respectively in the same periods of the prior fiscal year. Nokia professional services revenues increased as compared to the prior fiscal year because we have added resources to these projects in the current quarter and because we had experienced a reduction in the volume of services provided to Nokia due to a short term gap between the conclusion of contracts and the signing of new contracts with Nokia in the three months ended September 20, 2001. We added new customer revenues of approximately $370,000, under short term contracts in the nine months ended December 31,

2002. Our contracts with all of the customers we have added in the current fiscal year were for significantly smaller amounts and have been shorter in duration than the contract we had with Mitsubishi and the contracts we have with Nokia, our primary customer in the current fiscal year, prior to our recent closing of our UK office.

As discussed above, in February 2003 we entered into a mutual release agreement with Teleca in order to allow them to hire our UK employees in order minimize our potential liabilities and to satisfy our outstanding obligations. We therefore do not expect to have any significant level of professional services revenue in the foreseeable future.

Software and related services revenue. Software and related services revenue decreased by $2.2 million, or 95%, and $3.5 million, or 88%, in the three and nine months ended December 31, 2002, respectively, in comparison with the corresponding periods of the prior fiscal year. These substantial decreases reflect our decision to exit from the software products business, in particular the AirBoss application product line, as announced in January 2002. Most of our software and related services revenues for the three and nine months ended December 30, 2002 came from a continuing Mobile Server+ contract with Toshiba for which license and maintenance support fees are being recognized into revenue over the remaining contract term. The contract also allows us to share in the revenue of the licensee. For the nine months ended December 31, 2002, revenues from the Mobile Server+ license with Toshiba, a related party, were approximately $300,000. We do not expect to generate significant software revenues from our current software and related services contracts. The noted contract for Mobile Server+ expires in September 2004. We believe that we can contract with others, including Teleca, to provide any services due to Toshiba under the existing agreement.

The software revenues recognized in the nine months ended December 31, 2001 of the prior fiscal year consisted of $3,220,000 from the AirBoss product line, $526,000 from legacy operating systems royalties and applications, and $254,000 from our Flex UI patent licensing program. The Airboss product line revenues for the three and nine months ended December 31, 2001 included $1,750,000 of non-recurring license fees and royalties received in connection with the conclusion of an Airboss license agreement with GoAmerica, Inc. The Flex UI patents were sold in the last quarter of fiscal 2002.

Operating Expenses

Cost of Professional Services. Cost of professional services are those expenses incurred to provide professional services consulting, including compensation, travel, other direct costs, and facilities overhead. Cost of professional services decreased by $541,000, or 49%, to $569,000 for the three months ended December 31, 2002 as compared to the same period of the prior fiscal year. For the nine months ended December 31, 2002, cost of professional services decreased $1,686,000, or 47%, to $1,864,000 as compared to the six months ended September 30, 2001. These decreases are due to the reduced level of professional services provided as discussed above, which was due primarily to the non-renewal of the contract of one of our two primary professional services customers from the prior fiscal year.

Our professional services personnel have been located in the Emeryville, California ("US staff") and Macclesfield, England ("UK staff"). In the fiscal year ended March 31, 2002, our US staff and the costs of consultants engaged to assist them were expended primarily to serve Mitsubishi. The decreases in cost of professional services are primarily attributable to reduced costs as the team was reduced and the consultants were not required in the three and nine months ended December 31, 2002. This decrease was partially offset by increased costs of our UK staff. UK staff costs increased approximately 35%, as the team was increased based on increased billings and opportunities with our primary customer in the UK and our other sales prospects.

We had approximately the same number of professional services employees at December 31, 2002 as we did at December 31, 2001. However the ratio between US staff and UK staff has changed based on the related customer billing levels and opportunities. The UK staff had increased by 53%, whereas US staff has decreased by 55% at December 31, 2002 as compared to December 31, 2001. As the market salary rates for UK staff, in general, are less than those of their US counterparts, we have experienced a 13% decrease in payroll costs in the nine months ended December 31, 2002 as compared to the nine months ended December 31, 2001.

As a result of our ceasing operations in the UK in February 2003, we no longer have any professional services staff and we do not expect to incur any significant level of costs of professional services in the foreseeable future.

Gross margin percentages on professional services revenues were 37% and 55% during the three months ended December 31, 2002 and 2001, respectively, and 27% and 33% during the nine months ended December 31, 2002 and 2001, respectively. Gross margin is calculated as our professional services revenues less cost of professional services. Gross margin percentage is calculated as our gross margin divided by our professional services revenues. The gross margin recognized on such services is subject to several variables, including the average rates charged for these services, the average rates of compensation of our engineering personnel, our ability to hire and retain engineering personnel at competitive rates, the relative use of more expensive subcontracted consultants, currency exchange rates and the utilization rates of engineering personnel.

Gross margin percentages have declined in the three and nine months ended December 31, 2002 as compared to the same periods of the prior fiscal year because of several factors: in particular, although our average rates of compensation were less due to the shift to increased use of UK staff, the average billing rates for the three and nine months ended December 31, 2002 were significantly lower than in the prior year periods as a result of the non renewal of the Mitsubishi contract. In addition, we contracted for near break even business in our Emeryville office in order to maintain the team for future opportunities. Also, we added professional services staff in the UK office in order to increase our revenue generating potential and we have incurred additional expenses to hire and train these personnel. Finally, the gross margin percentage is lower because the professional services business is absorbing a higher portion of the facilities overhead costs as a result of the termination of the software business employees.

Cost of Software and Related Services. Cost of software and related services is comprised primarily of expenses incurred to provide software customization services, including labor, direct costs and related overhead of these projects, as well as license payments to third parties for software that is incorporated into our software. Cost of software and related services expense decreased $196,000 and $586,000, or 100%, to zero during the three and nine months ended December 31, 2002, respectively, as compared with the same periods of the prior fiscal year, primarily as a result of our exit from the software products business. Our current software and related services revenues, principally our license agreement with Toshiba, is not expected to require any significant level of such costs in the foreseeable future.

Sales and Marketing. Sales and marketing expenses include salaries, benefits, sales commissions, travel and related facilities overhead expense for our sales and marketing personnel. Sales and marketing expense decreased by $889,000, or 90%, to $104,000, and by $4,707,000, or 89%, to $600,000, during the three and nine months ended December 31, 2002 and 2001, respectively. These decreases in sales and marketing expenses were primarily attributable to the reductions we made to our workforce in fiscal 2002 to decrease our expenses and to shift our strategic focus to our professional services business. The cost cutting measures also resulted in significantly reduced spending on marketing programs. The number of sales and marketing employees at December 31, 2002 was 2 as compared to 16 at December 31, 2001. As a result of our ceasing operations in the UK in February 2003, we no longer have any sales and marketing staff and we do not expect to incur any significant level of sales and marketing expense in the foreseeable future.

Research and Development. Research and development expenses consist primarily of salaries and benefits for software engineers, contract development fees, costs of computer equipment used in software development and related facilities overhead expense. Research and development expense decreased by $1,308,000 and $6,866,000, or 100%, to zero, during the three and nine months ended December 31, 2002, respectively, as compared with the same periods of the prior fiscal year. The number of research and development employees at December 31, 2002 was zero as compared to 30 at December 31, 2001. Because of our January 2002 reorganization and the February 2003 ceasing of operations in the UK all development has ended and therefore we do not expect to incur research and development expenses in the foreseeable future.

General and Administrative. General and administrative expenses include costs for human resources, finance, legal, general management functions, and the related facilities overhead. General and administrative expense decreased by $116,000, or 14%, to $723,000, and by $1,165,000, or 34%, to $2,242,000, during the three and nine months ended December 31, 2002 and 2001, respectively. Decreased general and administrative expenses were the result of the various reorganizations and cost cutting measures implemented during fiscal 2002. As a public company with reporting obligations, we have had greater general and administrative expense requirements than many private companies of our size would incur. The number of general and administrative employees at December 31, 2002 was 8 as compared to 15 at December 31, 2001. As of February 1, 2003, we have two remaining full time equivalent general and administrative employees who are working to wind down our affairs, satisfy our reporting obligations as a public company, and to pursue any limited prospects for a change in control transaction.

Amortization of goodwill and other intangible assets. Amortization of goodwill and other intangible assets of $487,000 during the nine months ended December 31, 2002 and $4,927,000 during the nine months ended December 31, 2001 was attributable to the amortization of goodwill and other purchased intangible assets resulting from our July 2000 acquisition of AirBoss. The amortization for the three and nine months ended December 31, 2002 was lower than in the same periods of the prior fiscal year because the underlying intangibles base was reduced during fiscal 2002 and the first quarter of fiscal 2003 by write downs due to value impairments.

Write-down of goodwill, intangibles and other long-lived assets. On July 24, 2000, we acquired substantially all of the assets of an established, separate, and unincorporated division of Telcordia Technologies, Inc. ("Telcordia"), consisting of Telcordia's AirBoss Business Unit, which operated a software and wireless technology services business ("AirBoss"). The transaction was accounted for using the purchase method of accounting and gave rise to the recognition of purchased intangibles and goodwill. These intangible assets were amortized over their respective estimated useful lives to their estimated residual values, and through fiscal 2002, reviewed for impairment in accordance with FASB No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of. These reviews and the decision to sell the AirBoss assets resulted in the recording of impairment write-downs of goodwill and other intangible assets of $27.6 million during fiscal 2002.

In fiscal 2003, the Company adopted FAS No. 142, Goodwill and Other Intangible Assets and FAS 144, Accounting for the Impairment and Disposal of Long Lived Assets. FAS 142 requires goodwill to be tested for impairment under certain circumstances, and written down when impaired, rather than being amortized as previous standards required. Furthermore, FAS 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. FAS 144 retains many of the fundamental recognition and measurement provisions of FAS 121 with respect to the impairment of long lived assets. We have performed quarterly assessments of the carrying values of intangible assets recorded in connection with our acquisition of AirBoss. The assessments have been performed in light of the significant negative industry and economic trends impacting current operations, the decline in our stock price, expected future revenues, and continued operating losses. In the three months ended June 30, 2002, the Company recorded a non-cash impairment write-down of the remaining AirBoss intangible assets of $719,000, the estimated realizable value at that time. In December 2002, the remaining balances were determined to be fully impaired and were written off based on the assessment factors noted above as well as the Company's limited remaining financial and technical resources.

See further discussion in the Note 5 in the Notes to Condensed Consolidated Financial Statements.

Variable non-cash stock compensation

On November 5, 2001, the Company announced an offer to its employees with outstanding stock options to exchange such options for new options to purchase a different number of shares of common stock priced as of December 7, 2001. The offer was voluntary and had to be accepted by individual option holders within twenty business days after receipt of the offer. In order to participate in the exchange, an Optionee had to exchange all of his or her existing options. Options issued in the exchange vest and became exercisable in twelve monthly increments, with acceleration in the event of a change in control. The first vest date was December 31, 2001. The options were granted on December 7, 2001 with a price of $1.11 per share, which was the closing price for the Company's common stock as reported by the Nasdaq National Market on that date. The options expire on December 7, 2003. Other than changes to the exercise price, the vesting schedule, and the expiration date, the new options have substantially the similar terms as the exchanged options.

The exchange resulted in the voluntary cancellation of employee stock options to purchase a total of 3,550,264 shares of common stock with varying exercise prices in exchange for employee stock options to purchase a total of 3,275,000 shares of common stock with an exercise price of $1.11 per share. As of December 31, 2002 employee stock options to purchase 1,515,000 of these 3,275,000 options remain outstanding.

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

Because the closing price of the Company's common stock as reported by the Nasdaq SmallCap Market on June 30, September 30 and December 31, 2002 was less than the new option exercise price, no stock compensation has been recorded for the three or nine months ended December 31, 2002, nor has any been recorded from the date of issuance.

On June 11, 2002, the Company issued options to acquire 2,800,000 common shares with an exercise price of $0.11 to its employees and directors. These options vest monthly over a one-year period. These options are not subject to the current variable accounting requirements.


Other Income (Expense)

Interest Income. Interest income decreased by $152,000, or 92%, to $13,000, for the nine months ended December 31, 2002, in comparison to the nine months ended December 31, 2001. This decrease is attributable primarily to lower cash balances available for short-term investment.

Interest Expense. Interest expense was not significant in the nine months ended December 31, 2002 and 2001 as we had minimal balances of capital lease and debt outstanding.

Provision for Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $25,000 for the nine months ended December 31, 2002 and $125,000 for the nine months ended December 31, 2001. The decrease is due to the decreased level of royalties received in the current fiscal year as compared to the same period of the prior year.

Liquidity and Capital Resources

Our total cash and cash equivalents were $544,000 at December 31, 2002, compared with $3,136,000 at March 31, 2002. Net cash used by operations in the nine months ended December 31, 2002 was $2,569,000. This level of cash usage is significantly lower than the $12,024,000 used in the nine months ended December 31, 2001, due primarily to various reorganizations and related cost cutting measures, in particular the reductions in workforce implemented during in fiscal 2002. Our net loss for the nine months ended December 31, 2002, excluding the non-cash items listed in our Condensed Statement of Cash Flows, depreciation, amortization and write-down of goodwill and other intangible assets, amortization of deferred compensation and the write down in the value of a shareholder note was $1,265,000 and this resulted in the use of approximately the same amount of cash. In addition, changes in our operating assets and liabilities used $1,304,000. Of this amount, $868,000 was used to settle liabilities resulting from our reorganizations and restructurings announced in our prior fiscal year, including paid severance of $304,000 and lease termination and contract settlement fees totaling $564,000. Although the restructuring and reorganizations we implemented during fiscal 2002 did significantly reduce our headcount and costs, as we have no significant revenue generating operations remaining after our February 2003 release transaction with Teleca, our liquidity will be based on our ability to collect our current receivables, sell any of our other assets and limit our costs. We may not be able to locate a buyer for these other assets on acceptable terms before our financial resources have been depleted, which may force us into bankruptcy.

Purchases of property and equipment for the nine months ended December 31, 2002 and 2001 were $34,000, and $1,707,000, respectively. The capital spending in the nine months ended December 31, 2001 was primarily due to the relocation and consolidation of the AirBoss offices in New Jersey. Current fiscal year capital spending has been curtailed and is generally only authorized when necessary to increase service to a customer.

As of December 31, 2002 the Company has future minimum payment obligations of approximately $585,000 remaining under non-cancelable operating leases having terms in excess of one year excluding liabilities accrued under restructurings. However, all but approximately $30,000 of these lease obligations pertain to our facility in Macclesfield, England. As a result of our February 2003 release transaction with Teleca, we do not currently expect to incur any further significant liability for the leases of the Macclesfield facility. In addition, we have recorded current liabilities totaling approximately $117,000 which are estimated to be adequate to resolve the contractual liabilities remaining as a result of contract terminations or disputes arising as a result of the restructuring and reorganization activities of the prior fiscal year.

We currently anticipate that our available funds will be sufficient to meet our projected needs to fund operations into the second quarter of fiscal 2004. This projection is based on several factors and assumptions, in particular that our current receivables are collected on a timely basis, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in managing our operating expenses, selling assets and how successful we are in settling our remaining contractual liabilities. Moreover, our efforts over the last several months to raise funds through strategic transactions or through the sale of AirBoss or our legacy assets have been disappointing. As a result, any projections of future cash needs and cash sources are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to seek bankruptcy protection. Liquidation under any circumstances can be an expensive and time consuming process and offers very little prospect of any distributions to shareholders. These conditions raise substantial doubt about our ability to continue as a going concern. Unless our projected resources are unexpectedly diminished, we believe we have three-to-six months to find a third party that might agree to acquire control of the Company on acceptable terms. If we are unable to find such a third party, we believe it is likely we would enter bankruptcy proceedings once we have collected the balance due from Teleca and satisfied existing liabilities to the best of our ability.

RISK FACTORS

You should consider carefully the risks and uncertainties described below and the other information in this report. They are not the only ones we face. Additional risks and uncertainties that we are not aware of or that we currently deem immaterial also may become important or impair our business. If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected, the trading price of our common stock could decline and the likelihood of there being any potential return to shareholders would diminish.

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

Our auditors may not be asked to issue an audit report for the current fiscal year.

The Company is obliged to comply with the Securities Exchange Act of 1934 and related regulations until it is purchased or is liquidated. These obligations include, among other things, regular reporting obligations and the requirement to have the Company's financial statements audited by independent auditors. The Company has traditionally used Ernst & Young LLP as its independent auditors. If the Company is unable to enter into a change in control transaction soon, we believe it is likely we will seek to liquidate the Company through bankruptcy. In this event, there may be no need or resources for the annual independent audit, although it is our goal to file our annual report on form 10k for the fiscal year ending March 31, 2003, with the accompanying audited annual financial statements. If an annual audit is performed, the audited financial statements may need to be prepared on a liquidation accounting basis.

We have limited financial resources, a history of operating losses, are winding down operations and expect to continue to incur losses--bankruptcy is likely unavoidable.

Since inception, we have experienced negative cash flow from operations and expect to experience negative cash flow. We currently anticipate that our available funds will be sufficient to meet our projected needs into the second quarter of fiscal 2004. This projection is based on several factors and assumptions, in particular that our customers and Teleca continue to pay us on a timely basis, and is subject to numerous risks. Nokia, in particular, may balk at paying for the work performed by our UK subsidiary prior to February 2003 since we are unable to perform ongoing work as required by contract. This receivable is approximately $500,000. Teleca might also default in its payment obligations to us or fail to cooperate with us in minimizing our obligations to third parties. We do not expect undue difficulty in these collection efforts but are concerned that any legal action to collect might cost more than our available resources would permit.

Our future capital needs and liquidity will be highly dependent upon a number of variables, including how successful we are in realizing the value of the MS+ and AirBoss intellectual property and other legacy assets and how successful we are in settling our remaining contractual liabilities. We do not consider the sale of most of these assets to be likely, rather highly unlikely. As a result, any projections of future cash needs and cash flows are subject to substantial uncertainty. If our available funds are insufficient to satisfy our liquidity requirements, we may be required to enter bankruptcy sooner rather than later. These conditions raise substantial doubt about our ability to continue as a going concern. And barring some extraordinary form of transaction, it is likely we would not continue as a going concern during the next fiscal year. Bankruptcy is an expensive and time consuming process that offers very little prospect of any distributions to shareholders.

We are currently dependent upon a single customer for almost all of our revenue.

One customer, Toshiba, a diversified electronics company located in Japan, will account for approximately 25% of our revenues in the fourth quarter of fiscal 2003 and most of our limited revenue thereafter. These revenues are attributable to license and maintenance fees for our MS+ technology. We have only one other customer and we are not seeking additional customers (other than efforts to sell our remaining legacy assets). As this revenue stream may be desirable to a potential acquirer and is necessary to satisfy our outstanding obligations, any disruption or decrease in it would be quite harmful.

Our inability to sell our remaining legacy assets could be harmful.

Although we have been able to sell certain patents and our GEOS-SC operating system since our reorganization was announced in January 2002, and we continue to explore the sale of our remaining assets, including MS+, there are very few active prospects. We may not be able to locate buyers for these assets on acceptable terms. Even if we are able to locate a buyer or buyers who are willing to acquire these assets on terms that we believe are in our best interests, the sale of these assets involves a number of risks and uncertainties, including but not limited to the following:

      o the completion of some asset sales will be subject to a number of conditions, some of which are beyond our control, potentially including stockholder approval;

      o the asset sale process is expensive, and will involve legal, accounting and financial advisor fees; and

      o the asset sale process could take several months, and we may not have sufficient resources to finance, our business until the closing of the transaction.

Our stock is illiquid.

Because we failed to meet the minimum net tangible assets, stockholders' equity and bid price requirements of the Nasdaq National Market, we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market in May 2002 and we were delisted from the Nasdaq SmallCap Market in November 2002. Our stock is currently quoted on the Over the Counter Bulletin Board (OTCBB), and has traded as low as $0.015 per share recently, but there is no assurance that it will continue to be quoted there. Investors should use caution in the absence of a Nasdaq or stock exchange listing.

A change in control transaction is problematic.

Given our likely inability to achieve a shareholder quorum if sought and the prohibitive costs associated with such efforts, we do not plan to attempt any additional major transactions that would require shareholder approval. (In attempting to secure shareholder approval for the Proposed Sale, the company incurred obligations in excess of $100,000 over three months to no avail, even though responding shareholders voted overwhelmingly in favor of our proposals.) A change in control transaction remains a possibility, however, that we continue to pursue because we do not believe that it would require shareholder approval and could offer the prospect of at least some speculative return for shareholders. Typically in this kind of transaction, a private business seeks to acquire the "shell" of a virtually defunct or non-operating public reporting corporation in order to have access to public equity markets. It can be far less expensive than going public through an initial public offering. Frequently, this is done through a merger where the public company has a number of large shareholders who can assure approval. Since the Company's holdings are extremely widely held, this would not be practical. However, a controlling share of new stock in the company could be issued, if we considered the transaction to be in the best interest of shareholders and creditors. The new business would likely be unrelated to the Company's prior businesses and there would likely be a new management team and board. The private business could also be very early stage, i.e., a young business with prospects for success that are difficult to assess.

We do not consider a change in control transaction to be very likely in our circumstances. There are several reasons, among others: first, given the turbulent public financial markets, not many businesses want to be a public reporting company (as regulatory compliance is expensive and liquidity is not assured). Second, we are not a particularly good target because we have been active in many businesses for many years. This increases the risk of unknown contingent liabilities. Acquirers want "clean" companies with simple histories and lots of cash. Although we are confident that unknown contingent liabilities are limited, so are our cash resources.

We have limited experience in these types of transactions, cannot afford expert investment banking advice given our limited resources and the small potential transaction size and cannot assure shareholders that a change in control transaction will result in a shareholder return better than any return in bankruptcy. We may not even have sufficient resources to defray the professional costs associated with negotiating and documenting a change in control transaction. Unless our projected resources are unexpectedly diminished, we believe we have three-to-six months to find a third party that might agree to acquire control of the Company on acceptable terms.

At a minimum, we must try to manage the Company's resources in a manner that we believe ensures that the Company's obligations to its creditors are lawfully satisfied. And in any event, we will act in good faith with reasonable diligence after due inquiry in making these determinations. We may conclude that the risks associated with any change in control transaction are either too uncertain or too substantial to warrant any action other than bankruptcy.

Any litigation could result in substantial costs and divert management's attention and resources.

Securities class action lawsuits are often brought against companies in our circumstances on various legal theories. Also, if third parties claim we have infringed their intellectual property rights, we may be forced to pay for expensive licenses, reengineer our work, engage in expensive and time-consuming litigation, or abandon efforts to conclude a change in control transaction. Any litigation could result in substantial costs, eliminate the prospects for any change in control transaction and force an early bankruptcy.

You should not unduly rely on forward-looking statements contained in this Report because they are inherently uncertain.

This Report contains forward-looking statements that involve risks and uncertainties. We use words such as "believe", "expect", "anticipate", "intend", "plan", "future", "may", "will", "should", "estimates", "potential", or "continue" and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The forward-looking statements contained in this report are subject to the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this document.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Exchange Risk

We have derived and expect to continue to derive most of our revenue from international customers. Our invoices to customers are generally denominated in U.S. dollars and the levels of currency to be maintained in our international subsidiary's accounts are kept at the minimal levels necessary for our significantly reduced operations. As the result of the above, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, the subsidiary's results, when translated, may vary from expectations and adversely impact our results of operations.


Item 4. Evaluation of Disclosure Controls and Procedures

(a). Evaluation of disclosure controls and procedures.

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14c and 15-d-14(c)) as of a date ("the Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective for the purposes set forth in the definition of the Exchange Act rules.

(b). Changes in internal controls.

There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation date.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In January 2002, the Company filed a demand for arbitration with the American Arbitration Association in Oakland, California seeking payment of approximately $100,000, which consisted of $88,000 in notes receivable plus accrued interest, from Donald G. Ezzell, former general counsel and chief operating officer of Geoworks, as the balance due on a note made for the purchase of Geoworks stock by Mr. Ezzell when hired in 1999. We believe that the payment became due on December 31, 2001. Mr. Ezzell denied liability and claimed fraud, breach of contract, securities law violations, unfair business practices and the right to recission. Prior to the arbitration hearing, a successor in interest to Mr. Ezzell brought suit in federal court against us raising substantially the same issues. In January 2003, these proceedings were settled, and the parties released each other from all related liability. The note and the shares were cancelled, and Mr. Ezzell made an interest payment of approximately $13,000 to the Company.

Item 4. Submission of Matters to a vote of security holders

(a) On October 30, 2002, we filed a definitive proxy to obtain shareholder approval of a share sale to Teleca and to obtain shareholder approval for our plan of liquidation and dissolution if other desirable alternatives did not arise in the near future. Management had recommended both proposals. The Special Meeting of Stockholders, scheduled for December 11, 2002, was adjourned until January 8, 2003 due to lack of a quorum. The meeting was subsequently cancelled on January 8, 2002 due to lack of a quorum. Although, management expended significant costs and efforts to obtain a quorum, including hiring a proxy solicitor, sending multiple mailings to stockholders, and calling a number of shareholders personally to encourage them to vote, a quorum was not attained in the legally prescribed time frame.

(b) The matters described below were voted on at the Special Meeting of Stockholders, although a quorum was not attained, the votes cast with respect to each matter were as indicated.

      1. To approve the sale of our UK professional services business to Teleca Limited pursuant to an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Geoworks Limited dated September 23, 2002.

               FOR                      8,572,891
              AGAINST                   1,047,837
              ABSTAIN                     151,419
              NON-VOTE                 12,412,610

      2. To approve and adopt the Plan of Liquidation and Dissolution described in the Proxy

               FOR                      8,067,152
              AGAINST                   1,517,236
              ABSTAIN                     187,759
              NON-VOTE                 12,412,610

      3. To transact such other business as may properly come before the special meeting or any adjournment thereof.

               FOR                      5,989,209
              AGAINST                   1,597,250
              ABSTAIN                   2,185,686
              NON-VOTE                 12,412,610

Item 5. Other Information

Ceasing of Operations in the UK

As noted in management's discussion and analysis of operations, our limited resources and the associated business risks made it unlikely that we could continue to maintain a viable ongoing business in the UK. Faced with the significant possibility of failing to meet our legal obligations to our employees, creditors and customers, our board of directors approved a mutual release agreement with Teleca (the "Release") that allowed Teleca to hire our former UK employees and do business with our customers in an effort to minimize our liabilities.

In consideration of this Release, Teleca agreed to pay the company approximately $500,000, one half on signing the Release and the balance after ninety days. Also, Teleca separately agreed to assume our UK subsidiary's remaining lease obligations in exchange for use of the subsidiary's equipment. By agreeing to enter this Release we estimate that we have avoided approximately $300,000 of statutory employee severance and redundancy pay and over $400,000 of future lease obligations. In addition, we believe that we have mitigated any exposure we might have had to our primary customer, Nokia, by encouraging Teleca and Nokia to deal directly with each other in order to limit disruption to Nokia's activities.

Item 6. Exhibits and Reports on Form 8-K

      a)    Exhibits


     Exhibit
      Number    Description

      10.21     Mutual Release between Teleca and Geoworks dated February 1,
                2003

      10.22 Exchange Agreement between Teleca and Geoworks Ltd. dated February 1, 2003

      10.23 Settlement Agreement and Mutual General Release between Geoworks Corporation and Geoworks Ltd. and Donald G. Ezzell and DGE Capital Group dated January 8, 2003

      b)        Reports on Form 8-K

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned executive officer.

                                                GEOWORKS CORPORATION

Date:  February 13, 2003                     By:/s/  Timothy J. Toppin
                                                ----------------------------
                                                Timothy J. Toppin
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

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


Date: February 13, 2003                     By: /s/ Steve W. Mitchell
                                                ----------------------
                                                Steve W. Mitchell
                                                Chief Executive Officer

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


Date: February 13, 2003                   By: /s/ Timothy J. Toppin
                                              ----------------------
                                              Timothy J.Toppin
                                              Chief Financial Officer
                                                and Principal Accounting Officer

Each of the undersigned hereby certifies, for the purposes of section 1350 of chapter 63 of title 18 of the United States Code, in his capacity as an officer of Geoworks Corporation, that, to his knowledge, the Quarterly Report of Geoworks Corporation on Form 10-Q for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of Geoworks Corporation.


Date:  February 13, 2003                    By: /s/ Steve W. Mitchell
                                                ----------------------
                                                Steve W. Mitchell
                                                Chief Executive Officer


Date: February 13, 2003                     By: /s/ Timothy J. Toppin
                                                ----------------------
                                                Timothy J. Toppin
                                                Chief Financial Officer and
                                                Principal Accounting Officer