Form 10-K
period 2003-03-31
GEOWORKS /CA/
filed 2003-06-30
CIK 922285

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

[ x ]       Annual  report  pursuant  to Section  13 or 15(d) of the  Securities
            Exchange Act of 1934 for the fiscal year ended March 31, 2003.

[   ]       Transition  report pursuant to Section 13 or 15(d) of the Securities
            Exchange  Act of 1934  for the  transition  period  from  ______  to
            ________.

                         Commission file number 0-23926

                              GEOWORKS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                         94-2920371
--------------------------------------------------------------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)

300 Crescent Court, Suite 1110, Dallas, Texas                      75201
--------------------------------------------------------------------------------
   (Address of principal executive offices)                     (Zip code)

                                  214-661-7479
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
[ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. [X]

The  aggregate   market  value  of  the   Registrant's   common  stock  held  by
non-affiliates,  based upon the closing  sale price of the common  stock on June
27, 2003, as reported on the OTCBB, was approximately $3,356,132.  Shares of the
Registrant's  common  stock held by each  executive  officer and director and by each  person  who owns 10% or more of the  outstanding  common  stock,  based on
Schedule 13D or G filings,  have been excluded  since such persons may be deemed affiliates.  This  determination  of  affiliate  status  is  not  necessarily  a conclusive determination for other purposes.

As of June 27, 2003,  there were 29,752,120  shares of the  Registrant's  common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the  Registrant's  definitive  proxy  statement  for its 2003 Annual
Meeting of Stockholders, which the Registrant intends to file within 120 days of the Registrant's fiscal year-end (the "2003 Proxy Statement"),  are incorporated by reference into Part III of this Report.

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
                                                                            ----

                                     PART I

                                     PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters...............................................10
Item 6.     Selected Consolidated Financial Data..............................11
Item 7.     Management's Discussion and Analysis of Financial Condition

Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure..............................................45

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant................45
Item 11.    Executive Compensation............................................45
Item 12.    Security Ownership of Certain Beneficial Owners and Management....45
Item 13.    Certain Relationships and Related Transactions....................45
Item 14.    Procedures and Controls...........................................45

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..46

Signatures
Exhibit Index

PART I

FORWARD-LOOKING STATEMENTS

This Report contains  forward-looking  statements  within the meaning of Section
27A of the  Securities  Act of 1933,  as amended  (the  "Securities  Act"),  and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"),  regarding future events and management's  plans and  expectations.  When used in this  Report,  the words  "believe",  "estimate",  "project",  "intend",
"expect" and "anticipate" and similar  expressions are intended to identify such forward-looking  statements.  Such  statements  are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected.  These statements include but are not
limited  to  our  intentions  and  expectations  regarding:   our  limited  cash
resources;  our  significantly  reduced level of  operations,  dependence on one customer for almost all of our revenues;  our ability to acquire,  merge into an operating  business  or develop new  businesses,  our ability to sell any of our remaining assets;  our ability to terminate certain  contractual  obligations on acceptable terms;  economic  conditions,  and the health of financial markets in general.  These  statements  are subject to risks and  uncertainties  that could cause actual  results and events to differ  materially.  Other  factors that may contribute to such differences  include, but are not limited to, those discussed in the section of this Report titled "Risk Factors  Affecting  Future  Operating
Results"  beginning  on page 6 as  well as  those  discussed  elsewhere  in this
Report. Consequently, the inclusion of forward-looking information should not be regarded as a  representation  by us or any other person that our  objectives or plans will be achieved or that the  identified  risks are the only risks  facing
us. The reader is cautioned not to place undue  reliance on the  forward-looking statements contained in this Report, which speak only as of the date this Report was  published.  We  undertake  no  obligation  to publicly  release  updates or revisions to these statements.

ITEM 1.     BUSINESS

SUMMARY

Geoworks Corporation ("Geoworks" or the "Company", which may also be referred to as "we", "us" or "our") was formerly a provider of leading-edge  software design and engineering services to the mobile and handheld device industry. As a result of  changes  in the  market  and our own  decreasing  financial  resources,  our operations  were  substantially  scaled back  through a number of  restructuring actions.  In February  2003,  we ceased  ongoing  business  activity at our last operating  division,  which had been located in Macclesfield,  England. In April
2003,  25% of our newly  issued  common  stock was sold in order to increase our financial  resources and improve our potential to make  acquisitions  or develop new operations. In connection with this stock sale, a substantially new board of directors and new operating management team was appointed. Our current strategic business  plans are based on  realizing  the  value of the  Company's  remaining intellectual assets and identifying new operations or a merger candidate.

HISTORICAL OVERVIEW

From our initial public  offering in 1994 through early 1999, we were focused on developing  and selling  wireless  operating  systems for smart phones and PDA's
(personal   digital   assistants).   Our  customers   were  large  mobile  phone
manufacturers  who paid us research and development fees to develop software and agreed to pay us  royalties  based on the number of phones they shipped with our operating  system.  This market did not develop as rapidly as we expected and in mid-1998,  several  of the  world's  largest  handset  makers  including  Nokia,
Motorola, Ericsson and Matsushita,  representing over half of our target market, created a joint  venture  to  develop  their own  mobile  operating  system.  In response to the slow growth in the market, increased competition and the loss of key original equipment  manufacturer ("OEM") prospects,  we shifted our focus to the  development of mobile server  software for mobile  commerce and information services. By the fourth quarter of fiscal 1999, we had discontinued  development of our smart phone operating  system (GEOS SC(TM)) and licensed the source code, on a non-exclusive basis, to one of our major OEM customers, Mitsubishi Electric
Corporation ("Mitsubishi"),  whom we continued to support through a professional services consulting agreement through March 2002.

During fiscal year 2000,  our research and  development  and sales and marketing efforts were  targeted at our mobile  software and services,  in particular  our
Mobile ASP (Application Service Provider) offering,  based on our Mobile Server+
software.  We also  continued  to  provide  engineering  services  to  some  OEM customers,  however,  such services were provided through professional  services consulting  contracts,  rather than as customer  funded  research with potential product royalties.

In July 2000,  we  broadened  our  software  product  and  service  offering  by acquiring  the  AirBoss  Application  Platform  and the  AirBoss  Business  Unit
("AirBoss") from Telcordia Technologies,  Inc. ("Telcordia").  Telcordia and its
parent,  Science Applications  International  Corporation  ("SAIC"),  became our largest  shareholder.  We  established  an office in New Jersey to continue  the research,  development,  and  deployment of the AirBoss line of patented  mobile communications  software  products,  as well as to  service  the  various  third parties whose  contractual  rights with Telcordia were assigned to us as part of the acquisition. In June 2001, we reorganized our operations,  exited the Mobile
ASP market and accelerated the integration of our two software platforms, Mobile
Server+ and the AirBoss Application  Platform,  into a single integrated product offering for enterprise applications.

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

In  October  2001,  as a result  of  market  uncertainties  and a lack of market visibility,  we  announced a number of cost  cutting  measures  to conserve  our resources,  including terminating approximately 45% of our workforce. Because of continued  market  uncertainty  and  our  inability  to  generate  cash  through strategic alternatives,  in January 2002, we announced a restructuring involving our exit  from the  software  products  business  and  additional  cost  cutting measures,  including terminating 45% of our remaining workforce.  In particular, we concluded it would be in the best  interest of our company to try to sell our
AirBoss  assets in order to focus on  realizing  the  value of our  professional services business.

Following the January 2002  restructuring  announcement,  we pursued a number of measures to sell assets.  Several patents were sold during the fourth quarter of fiscal 2002 and the GEOS-SC source code was sold to Mitsubishi during the fourth quarter of fiscal 2003.  Additionally,  we  terminated  the leases of our former facilities in New Jersey and Alameda, California.

Our weak financial position made it increasingly  difficult to maintain a viable ongoing  business in the UK. In particular,  our UK employees had been recruited heavily by third  parties  while a proposed  sale of our UK  subsidiary  and its professional  services  business to Teleca Ltd. (the "Proposed  Sale") was under consideration.  These employees' perceived uncertainty only intensified when the
Proposed Sale was not approved by our stockholders as a result of our failure to secure a quorum for the special shareholders meeting. Our limited resources made it unlikely that we could continue  covering our already reduced cost structure, much less  absorb the costs of any  decrease  or  interruption  in our  revenues associated with employee attrition or resulting customer dissatisfaction.  Faced with this  significant  possibility of failing to meet our obligations and in an effort  to  minimize  ongoing  liabilities,  we  entered  into a mutual  release agreement with Teleca (the  "Release") that allowed Teleca to hire our former UK employees and do business with our customers.  In  consideration of the Release,
Teleca  agreed  to pay us  approximately  $500,000,  consisting  of one  half on signing the Release and the balance after ninety days. Also,  Teleca  separately agreed to assume our UK subsidiary's remaining lease obligations in exchange for use of the subsidiary's  equipment. By agreeing to enter the Release we estimate that we have avoided approximately  $300,000 of statutory employee severance and over $400,000 of future lease obligations.

RECENT DEVELOPMENTS

In  April  2003,  we  sold   7,377,905   million  shares  of  our  common  stock
(representing  25% of our  common  stock  after the  transaction)  to  Newcastle
Partners L.P. ("Newcastle") and Mark E. Schwarz, an affiliate of Newcastle,  for total  consideration  of $325,000.  This  transaction  increased  our  financial resources  and we believe it improves our potential to avoid  bankruptcy  and to identify and close other strategic transactions or to develop new operations. In connection with this stock sale, Mr. Schwarz and Steven J. Pully, who is also an affiliate  of  Newcastle,  joined  the Board of  Directors  and a new  operating management team assumed the management of the Company. Steve Mitchell, the Chief
Executive  Officer prior to the transaction,  remains as a Director.  He and the other  officers  of the  Company  agreed  to step  down  from  their  management positions in connection with the transaction.

ORGANIZATION AND CURRENT BUSINESS

Our  company  was  incorporated  in  California  in 1983 and  reincorporated  in
Delaware in 1997. The Company's  headquarters  is in Dallas,  Texas.  Our fiscal year commences on April 1 and ends on March 31.

Although we have essentially  exited the software business and have no employees devoted to generating software revenues, we have one remaining software contract with Toshiba for the license of our Mobile Server+ software.  This contract runs through  September  2004.  Per the terms of the  agreement,  we  receive  annual maintenance  fees and 15% of the  revenues  generated by Toshiba from the use of the  software.  Revenues  generated  from Toshiba were  approximately  $413,000,
$284,000 and $656,000 in fiscal year 2003, 2002 and 2001, respectively.  We plan to fulfill any maintenance  requirements of Toshiba through  subcontracting  for appropriate  engineering  support.  See  Note  1 to the  Consolidated  Financial
Statements for further discussion of major customers in discontinued operations.

Other than fulfilling the Toshiba contract,  Geoworks  currently has no business operations other than seeking an acquisition, business combination or developing new  operations,  the success of which cannot be guaranteed.  The Company has no current plan, proposals, agreements, understanding or arrangements to acquire or merge with any specific  business or company nor does it have  current  plans to develop new  operations.  At this time,  the Company does not expect to generate any revenue from any sources  other than Toshiba  during the coming  fiscal year and generation of future revenue is subject to substantial risks as discussed in the risk factors below.

EMPLOYEES

As of  June  27,  2003,  we had  three  employees.  None  of our  employees  are represented  by a labor union or subject to a collective  bargaining  agreement, and we have not had a work stoppage from any labor grievance or strike.

RISK FACTORS AFFECTING FUTURE OPERATING RESULTS

You should consider  carefully the risks and  uncertainties  described below and the other information in this report. The risks set forth below are not the only ones we face.  Additional  risks and  uncertainties  that we are not aware of or that we  currently  deem  immaterial  also may  become  important  or impair our business. If any of the following risks actually occur, our business,  financial condition and operating  results could be  materially  adversely  affected,  the trading  price of our common  stock could  decline and the  likelihood  of there being any potential return to stockholders would diminish.

WE HAVE LIMITED  FINANCIAL  RESOURCES AND A HISTORY OF OPERATING  LOSSES, WE ARE
WINDING DOWN OPERATIONS AND WE EXPECT TO CONTINUE INCURRING LOSSES.

Since inception,  we have experienced negative cash flow from operations,  which we expect to continue.  We currently anticipate that our available funds will be sufficient to meet our projected  needs through fiscal 2004.  This projection is based on  several  factors  and  assumptions,  in  particular  that our  primary customer  continues  to pay us on a timely  basis,  and is subject  to  numerous risks.  Our future capital needs and liquidity  will be highly  dependent upon a number of variables,  including how  successful we are in realizing the value of legacy assets and settling existing contractual liabilities.  We do not consider the sale of most of these  assets to be likely,  rather  highly  unlikely.  As a result,  any  projections  of future  cash needs and cash  flows are  subject to substantial uncertainty.

WE ARE CURRENTLY DEPENDENT UPON A SINGLE CUSTOMER FOR ALL OF OUR REVENUE.

One customer,  Toshiba,  a  diversified  electronics  company  located in Japan, accounted for  approximately 25% of our revenues in the fourth quarter of fiscal
2003  and  is  currently  projected  to  generate  all of  our  limited  revenue thereafter.  These revenues are attributable to license and maintenance fees for our MS+  technology.  As this  revenue  stream may be  desirable  to a potential acquirer  and may be  necessary  to satisfy  our  outstanding  obligations,  any disruption or decrease in it could negatively impact our liquidity.

OUR INABILITY TO SELL OUR REMAINING LEGACY ASSETS COULD BE HARMFUL.

Although  we have  been able to sell  certain  assets  since the  reorganization announced in January  2002 and we continue to explore the sale of our  remaining assets,  including MS+, there are very few active prospects.  We may not be able to locate  buyers for these assets on acceptable  terms.  Even if we are able to locate a buyer or buyers who are willing to acquire  these  assets on terms that we believe are in our best interests, the sale of these assets involves a number of risks and uncertainties.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our  strategy  to limit  operating  losses and enable the  Company to redeploy  its  assets  and use its cash and cash  equivalent  assets to  enhance stockholder  value,  we are pursuing a strategy of identifying  suitable  merger partners,  acquisition  candidates or developing new  operations.  We may not be successful  in acquiring  such a business or in operating  any business  that we acquire or develop.  Failure to redeploy our assets successfully will prevent us from becoming profitable.

ANY ACQUISITIONS  THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE
OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

Acquisitions  involve a number of unique risks  including:  (i)  completing  due diligence  successfully;  (ii)  exposure to unforeseen  liabilities  of acquired companies;  and (iii)  increased risk of costly and  time-consuming  litigation, including  stockholder  lawsuits.  We may be unable to  address  these  problems
successfully.   Moreover,   our  future  operating  results  will  depend  to  a
significant   degree  on  our  ability  to  integrate   acquisitions   (if  any)
successfully and manage  operations while also controlling our expenses.  We may be unable to  select,  manage or absorb or  integrate  any  future  acquisitions successfully,  particularly  acquisitions of large  companies.  Any acquisition, even if effectively integrated, may not benefit our stockholders.

WE MAY BE UNABLE TO REALIZE  THE  BENEFITS  OF OUR NET  OPERATING  LOSS  ("NOL")
CARRYFORWARDS.

NOLs may be carried forward to offset federal and state taxable income in future years and  eliminate  income taxes  otherwise  payable on such  taxable  income, subject to certain  adjustments.  Based on current federal  corporate income tax rates, our NOL and other  carryforwards  could provide a benefit to us, if fully utilized,  of significant future tax savings.  However, our ability to use these tax  benefits  in future  years will  depend  upon the  amount of our  otherwise taxable income.  If we do not have sufficient  taxable income in future years to use the tax benefits  before they expire,  we will lose the benefit of these NOL carryforwards  permanently.  Consequently,  our ability to use the tax  benefits associated  with our  substantial  NOL will  depend  largely  on our  success in identifying  suitable merger partners and/or  acquisition  candidates,  and once identified,  successfully  consummate a merger with and/or  acquisition of these candidates.

Additionally,  if  we  underwent  an  ownership  change,  the  NOL  carryforward limitations  would  impose an annual  limit on the amount of the taxable  income that may be offset by our NOL  generated  prior to the ownership  change.  If an ownership change were to occur, we would be unable to use a significant  portion of our NOL to offset  taxable  income.  In general,  an ownership  change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's  stock owned by "5-percent  shareholders"
(within  the  meaning  of the NOL  carryforward  limitations)  whose  percentage ownership of the stock has increased as of such date over the lowest  percentage of the stock owned by each such  "5-percent  shareholder" at any time during the three-year  period  preceding such date, is more than 50 percentage  points.  In general,  persons  who own 5% or more of a  corporation's  stock are  "5-percent shareholders,"  and all other  persons  who own less than 5% of a  corporation's stock are treated,  together, as a single, public group "5-percent shareholder,"
regardless of whether they own an aggregate of 5% of a corporation's stock.

The amount of NOL  carryforwards  that we have  claimed has not been  audited or otherwise  validated  by the  U.S.  Internal  Revenue  Service.  The  IRS  could challenge our calculation of the amount of our NOL or our  determinations  as to when a prior change in ownership  occurred and other  provisions of the Internal
Revenue  Code may limit our ability to carry  forward our NOL to offset  taxable income in future  years.  If the IRS was  successful  with  respect  to any such challenge,  the  potential tax benefit of the NOL  carryforwards  to us could be substantially reduced.

ANY TRANSFER RESTRICTIONS IMPLEMENTED BY THE COMPANY TO PRESERVE OUR NOL MAY NOT
BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

The Company may seek to preserve its NOL through an amendment of its certificate of incorporation  and/or bylaws, which would impose restrictions on the transfer of the  Company's  capital  stock.  Any transfer  restrictions  on the Company's capital  stock will be  designed  to restrict  only those  transfers  that could result in an impermissible  ownership change limiting our ability to utilize our
NOL. Although any transfer  restriction imposed on our capital stock is intended to reduce the  likelihood  of an  impermissible  ownership  change,  there is no guarantee that such restriction would prevent all transfers that would result in an impermissible ownership change.

Any  transfer  restrictions  will  require  any person  attempting  to acquire a significant  interest  in the  Company  to seek  the  approval  of our  Board of
Directors.  This  may  have an  "anti-takeover"  effect  because  our  Board  of
Directors may be able to prevent any future takeover.  Similarly,  any limits on the amount of capital stock that a stockholder  may own could have the effect of making  it more  difficult  for  stockholders  to  replace  current  management.
Additionally,  because transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

OUR STOCK IS ILLIQUID.

Because we failed to meet the minimum net tangible assets,  stockholders' equity and bid price  requirements of the Nasdaq National  Market,  we transferred from the Nasdaq National Market to the Nasdaq SmallCap Market in May 2002 and we were delisted  from the  Nasdaq  SmallCap  Market  in  November  2002.  Our  stock is currently quoted on the Over the Counter Bulletin Board (OTCBB),  and has traded as low as $0.015 per share. Since our common stock is delisted and is trading at a price  below  $5.00 per share it is  subject  to  certain  other  rules of the
Securities  Exchange Act of 1934.  Such rules require  additional  disclosure by broker-dealers  in  connection  with any trades  involving a stock  defined as a
"penny stock".  "Penny stock" is defined as any non-Nasdaq  equity security that has a market price of less than $5.00 per share,  subject to certain exceptions.

Such rules require the delivery of a disclosure  schedule  explaining  the penny stock market and the risks  associated with that market before entering into any
penny  stock  transaction.   Disclosure  is  also  required  to  be  made  about
compensation payable to both the broker-dealer and the registered representative and current  quotations for the securities.  The rules also impose various sales practice  requirements on broker-dealers  who sell penny stocks to persons other than  established  customers  and  accredited  investors.  For  these  types  of transactions,  the broker-dealer must make a special  suitability  determination for the  purchaser  and must  receive  the  purchaser's  written  consent to the transaction prior to the sale.  Finally,  monthly  statements are required to be sent disclosing  recent price  information for the penny stocks.  The additional burdens  imposed  upon  broker-dealers  by such  requirements  could  discourage broker-dealers  from  effecting  transactions  in our common  stock.  This could severely  limit the market  liquidity  of our common  stock and the ability of a stockholder to sell the common stock.

ANY  LITIGATION  COULD  RESULT  IN  SUBSTANTIAL  COSTS AND  DIVERT  MANAGEMENT'S
ATTENTION AND RESOURCES.

Securities  class action  lawsuits are often  brought  against  companies  under various legal  theories.  Also, if third parties claim we have  infringed  their intellectual  property rights,  we may be forced to pay for expensive  licenses, reengineer  our work,  engage in expensive  and  time-consuming  litigation,  or abandon  efforts to  conclude a change in control  transaction.  Any  litigation could result in  substantial  costs,  eliminate  the prospects for any change of control transaction and force bankruptcy.

DEPENDENCE ON KEY PERSONNEL; POTENTIAL NEED FOR ADDITIONAL PERSONNEL

The Company's performance is substantially  dependent on the services and on the performance  of its officers  and  directors.  The  Company's  performance  also depends on its ability to attract,  hire,  retain, and motivate its officers and key  employees.  The loss of the  services of any of the  executive  officers or other key  employees  could  have a  material  adverse  effect on the  Company's business, prospects, financial condition, and results of operations. The Company has  not  entered  into  long-term  employment  agreements  with  any of its key personnel and currently has no "Key Man" life insurance policies.  The Company's future  success  may also depend on it's  ability to  identify,  attract,  hire,
train,  retain,  and  motivate  other  highly  skilled  technical,   managerial,
marketing,  and customer  service  personnel.  Competition for such personnel is intense,  and  there  can be no  assurance  that  the  Company  will  be able to successfully attract,  assimilate,  or retain sufficiently  qualified personnel.
The  failure  to  attract  and  retain  the  necessary  technical,   managerial,
marketing,  and customer service  personnel could have a material adverse effect on the Company's business.

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

ITEM 2.     PROPERTIES

The Company's headquarters are located in Dallas, Texas. The Company also leases approximately  1,000  square  feet in  Emeryville,  California  for  storage  of historical records and equipment pursuant to a month to month operating lease.

ITEM 3.     LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company. The Company is not aware of any threatened or pending litigation.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(i.) On October 30,  2002,  we filed a  definitive  proxy to obtain  stockholder approval of a share sale to Teleca and to obtain  stockholder  approval  for our plan of liquidation and dissolution if other desirable  alternatives were not to arise in the near future. Management had recommended both proposals. The Special
Meeting of  Stockholders,  scheduled for December 11, 2002, was adjourned  until
January 8, 2003 due to lack of a quorum. The meeting was subsequently  cancelled on  January  8,  2003 due to lack of a  quorum.  Although,  management  expended significant  costs and  efforts  to obtain a  quorum,  including  hiring a proxy solicitor,  sending  multiple  mailings to stockholders  and calling a number of stockholders  personally to encourage them to vote, a quorum was not attained in the legally prescribed time frame.

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
Proxy.

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

PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

CHANGES IN COMMON STOCK MARKET VALUE

Our common  stock has been  traded and quoted on the Over the  Counter  Bulletin
Board (OTCBB) since  November 2002 under the symbol  GWRX.OB.  It was previously traded on the SmallCap  Market and the Nasdaq  National  Market under the symbol
GWRX. We  transferred  from the Nasdaq  National  Market to the Nasdaq  SmallCap
Market  in May 2002 and we were  delisted  from the  Nasdaq  SmallCap  Market in
November  2002.  The  following  table sets forth the high and low closing sales prices for our common  stock as reported by Nasdaq or the OTCBB for the quarters indicated:

                                                    High             Low
                                                    ----             ---
               For the quarter ended:
               ----------------------
                  March 31, 2003                   $ .03           $ .01
                  December 31, 2002                  .10             .01
                  September 30, 2002                 .16             .04
                  June 30, 2002                      .36             .11

               For the quarter ended:
               ----------------------
                  March 31, 2002                   $1.14           $ .26
                  December 31, 2001                 1.49             .52
                  September 30, 2001                1.59             .62
                  June 30, 2001                     2.70            1.19

REGISTERED HOLDERS

As of June 27, 2003,  there were 311 registered  holders of record of our common stock and approximately  17,000 beneficial  holders of our common stock. We have never  declared  or paid  any  cash  dividends  on our  common  stock.  Since we currently intend to retain all future earnings to finance operations,  we do not anticipate paying any cash dividends in the foreseeable future.

THE EQUITY COMPENSATION PLAN DISCLOSURES REQUIRED BY THIS ITEM ARE INCORPORATED
HEREIN BY REFERENCE TO OUR 2003 PROXY STATEMENT.

ITEM 6.     SELECTED FINANCIAL DATA

The data set forth  below is  qualified  in its  entirety by  reference  to, and should  be read  in  conjunction  with,  Item 7.  "Management's  Discussion  and
Analysis of Financial Condition and Results of Operations," ("MD&A") and the
"Consolidated Financial Statements" and notes thereto included elsewhere in this
Report on Form 10-K.  Certain  amounts  have been  reclassified  in prior fiscal years  to  conform  to the  current  year  presentation.  Due  to  the  material developments  affecting our business  since the beginning of fiscal 1999,  which are discussed in the MD&A, and the material uncertainties we currently face, the data  reflected  herein  may not be useful or  indicative  of the  Company's future financial  condition or results of operations.  Substantially  all of our results of operations with the exception of certain  corporate  office legal and general  and  administrative  expenses  have been  reclassfied  as  discontinued
operations  in  the  Consolidated  Statements  of  Operations  for  all  periods presented.

Condensed Consolidated Statements of Operations Data:
 (in thousands, except per share data)
                                                                                    Year ended March 31
                                                                2003          2002          2001          2000         1999

Operating expenses:
       Legal                                                $    887      $    701      $  3,009      $    861      $    932
       General and administrative                              1,699         3,073         3,661         2,332         2,227
                                                          ------------------------------------------------------------------
Total operating expenses                                       2,586         3,774         6,670         3,193         3,159
                                                          ------------------------------------------------------------------
Operating loss                                                (2,586)       (3,774)       (6,670)       (3,193)       (3,159)

Other income (expense):
   Other income                                                   --         3,994           265         4,049            --
   Interest income                                                15           191           840           646           612
   Interest expense                                               --            (8)           (4)          (10)          (31)
                                                          ------------------------------------------------------------------
Total other income, net                                           15         4,177         1,101         4,685           581
                                                          ------------------------------------------------------------------
Income (loss) before discontinued operations                  (2,571)          403        (5,569)        1,492        (2,578)
Loss from discontinued operations - net of income taxes         (576)      (43,003)      (15,489)       (2,465)      (13,260)
                                                          ------------------------------------------------------------------
Net loss                                                    $ (3,147)     $(42,600)     $(21,058)     $   (973)     $(15,838)
                                                          ==================================================================

Income (loss) before discontinued operations per
share- basic and diluted                                    $  (0.11)     $   0.02      $  (0.26)     $   0.09      $  (0.16)
Loss from discontinued operations                              (0.03)        (1.83)        (0.73)        (0.14)        (0.81)
                                                          ------------------------------------------------------------------
Net loss per share- basic and diluted                       $  (0.14)     $  (1.81)     $  (0.99)     $  (0.05)     $  (0.97)
                                                          ==================================================================
Shares used in net loss per share
     computation - basic and diluted                          22,718        23,555        21,190        17,866        16,260
                                                          ==================================================================

CONSOLIDATED BALANCE SHEET DATA:
(in thousands)

     March 31

                                      2003           2002          2001          2000             1999
                                  ---------------------------------------------------------------------

Cash and cash equivalents         $     729      $   3,136      $  13,713      $  17,204      $  13,715

Working capital                         253          1,033         10,616         14,286         12,379

Total assets                          1,236          6,729         56,263         41,459         18,183

Deferred revenue                        179            424          1,128          1,629          1,498

Long-term obligations, net of
   current portion                       --             --            128             --             --

Accumulated deficit                (156,857)      (153,710)      (111,110)       (90,052)       (89,079)

Stockholders' equity              $     253      $   3,297      $  49,731      $  36,632      $  13,374

SELECTED CONSOLIDATED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 Quarter Ended
                                                 March 31,    December 31,  September 30, June 30,
                                                   2003          2002          2002        2002
                                            ---------------------------------------------------

Operating expenses:
  Legal                                          $   304      $   183      $   265      $   135
  General and administrative                         356          433          467          443
                                            ---------------------------------------------------
    Total operating expenses                         660          616          732          578
                                            ---------------------------------------------------

Operating loss                                      (660)        (616)        (732)        (578)

Other income (expense):
  Other income                                        --           --           --           --
  Interest income                                      2            2            4            7
  Interest expense                                    --           --           --           --
                                            ---------------------------------------------------
Income (loss) before discontinued operations        (658)        (614)        (728)        (571)

Income (loss) from discontinued operations -
net of taxes                                         764         (292)          24       (1,072)
                                            ---------------------------------------------------
Net income (loss)                                $   106      $  (906)     $  (704)     $(1,643)
                                            ===================================================

Income (loss) before discontinued operations
per share- basic and diluted                     $ (0.03)     $ (0.03)     $ (0.03)     $ (0.02)
Income (loss) from discontinued operations          0.04        (0.01)          --        (0.06)
                                            ---------------------------------------------------
Net loss per share- basic and diluted            $  0.01      $ (0.04)     $ (0.03)     $ (0.08)
                                            ===================================================

SELECTED CONSOLIDATED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Quarter Ended
                                                      March 31,      December 31,  September 30,  June 30,
                                                       2002            2001           2001         2001

Operating expenses:
  Legal                                              $     98      $    126      $    198      $    279
  General and administrative                              452           655           772         1,194
                                                    ---------------------------------------------------
    Total operating expenses                              550           781           970         1,473
                                                    ---------------------------------------------------

Operating loss                                           (550)         (781)         (970)       (1,473)

Other income (expense):
  Other income                                             --            --         3,994            --
  Interest income                                          26            21            40           104
  Interest expense                                         (1)           (4)           (2)           (1)
                                                    ---------------------------------------------------
Income (loss) before discontinued operations             (525)         (764)        3,062        (1,370)

Loss from discontinued operations - net of taxes         (475)      (13,228)      (20,549)       (8,751)
                                                    ---------------------------------------------------
Net income (loss)                                    $ (1,000)     $(13,992)     $(17,487)     $(10,121)
                                                    ===================================================

Income (loss) before  discontinued  operations
 per share- basic and diluted                        $  (0.02)     $  (0.03)     $   0.14      $  (0.05)
Loss from discontinued operations                       (0.02)        (0.57)        (0.88)        (0.38)
                                                    ---------------------------------------------------
Net loss per share- basic and diluted                $  (0.04)     $  (0.60)     $  (0.74)     $  (0.43)
                                                    ===================================================

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

OVERVIEW

AS PART OF OUR  STRATEGY  TO LIMIT  OPERATING  LOSSES AND ENABLE THE  COMPANY TO
REDEPLOY  ITS  ASSETS  AND USE ITS CASH AND CASH  EQUIVALENT  ASSETS TO  ENHANCE
STOCKHOLDER  VALUE, WE HAVE SOLD THE MAJORITY OF OUR ASSETS,  WHICH  REPRESENTED
SUBSTANTIALLY ALL OF OUR  REVENUE-GENERATING  OPERATIONS AND RELATED ASSETS, ALL
AS FURTHER DESCRIBED HEREIN.  THE INFORMATION  APPEARING BELOW, WHICH RELATES TO
PRIOR PERIODS,  IS THEREFORE NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED
FOR ANY SUBSEQUENT  PERIODS.  FUTURE PERIODS WILL PRIMARILY  REFLECT GENERAL AND
ADMINISTRATIVE  EXPENSES  ASSOCIATED WITH THE CONTINUING  ADMINISTRATION  OF THE
COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH AN ACQUISITION, MERGER OR
DEVELOPMENT OF NEW OPERATIONS.

OPERATIONS CEASED IN THE UK

By January  2003,  our primary  remaining  revenue  generating  operations  were located in our  Macclesfield,  England  facility.  However,  our weak  financial position made it  increasingly  difficult to maintain a viable ongoing  business there.  In  particular,  our UK employees  had been  recruited  heavily by third parties.  These  employees'  perceived  uncertainty  only  intensified  when the
Proposed Sale was not approved as a result of our failure to secure a quorum for the special stockholders meeting. Our limited resources made it unlikely that we could cover our already reduced cost structure for much longer, much less absorb the costs of any  decrease  or  interruption  in our  revenues  associated  with employee  attrition  or  resulting  customer  dissatisfaction.  Faced  with this significant possibility of failing to meet our obligations, on February 1, 2003, we  entered  into the  Release,  which  allowed  Teleca  to hire our  former  UK employees  and do  business  with our  customers  in an effort to  minimize  our liabilities.

In consideration of the Release,  Teleca agreed to pay the Company approximately
$500,000,  one half on signing the  Release  and the balance in May 2003.  Also,
Teleca  separately  agreed  to  assume  our  UK  subsidiary's   remaining  lease
obligations in exchange for use of the  subsidiary's  equipment.  By agreeing to enter  the  Release  we  estimate  that we  avoided  approximately  $300,000  of statutory employee severance and over $400,000 of future lease obligations.

As our operations  have been reduced,  we have made every  reasonable  effort to meet our  obligations,  to limit our liabilities,  to conserve  resources and to limit  contingent  liabilities  in order to  increase  the  number of  potential opportunities for continuing the Company. In addition,  in April 2003, we issued additional  common  stock  representing  25% of our  common  stock  in  order to increase  our  financial  resources  and improve our  potential  for  additional transactions or developing new operations. In connection with this stock sale, a substantially  new board of  directors  and new  operating  management  team was appointed. Our current strategic business plans are based on realizing the value of the Company's  remaining  assets and  identifying  new operations or a merger candidate.

ACCOUNTING FOR DISCONTINUED OPERATIONS

After  ceasing  operations  in the UK, we have  essentially  exited the software business and have no meaningful  revenue  generating  assets or personnel.  As a result,  consistent with US Generally Accepted Accounting  Principles  ("GAAP"), most of our operating  activity over the past three years has been  disclosed in our financial statements under the caption, "Loss from discontinued operations -
net of taxes."

We do have one remaining software contract, with Toshiba, for the license of our
Mobile Server+  software.  This contract runs through September 2004. Any future proceeds or costs  generated  from this  contract will also be also be accounted for as being part of discontinued operations.

As a result of our significantly  reduced revenue generating  activities and the expected substantional reduction in general and administrative expenses, much of the following  discussion of our historical operating results is not relevant to our continued  operations.  Consequently,  readers should focus on the company's liquidity,  and should keep in mind that this discussion  reflects  management's current beliefs, intentions and expectations. Statements made in this discussion are  subject to risks and  uncertainties  that could  cause  actual  results and events to differ materially.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2003, MARCH 31, 2002 AND MARCH 31, 2001

LEGAL EXPENSES

In addition to third party legal fees, legal expenses include salaries, benefits and  related  facilities  overhead  expense  for the  Company's  in house  legal personnel.  Legal expenses increased by $186,000,  or 27%, to $887,000 in fiscal
2003 as  compared to $701,000  in fiscal  2002.  Approximately  $100,000 of this increase  was due to the efforts to close a  transaction  for the sale of the UK subsidiary as further described in the Historical  Overview above. The remaining increase in legal  expenses  from fiscal 2002 to fiscal 2003 was due to non-cash charges  resulting from the  amortization  of deferred  compensation  related to option  grants.  These  options  which were granted in fiscal 2001 have now been fully amortized.

Legal expenses  decreased by  $2,308,000,  or 77%, to $701,000 in fiscal 2002 as compared to  $3,009,000  in fiscal  2001.  Third party legal fees  decreased  by
$2,100,000  to  approximately  $225,000 in fiscal  year 2002 from  approximately
$2,325,000  in fiscal  2001.  Fiscal  year 2001 third  party legal fees had been significantly higher,  primarily due to the litigation expenses resulting from a patent dispute with Openwave Systems Inc., formerly Phone.com,  which we settled by entering into a royalty-free patent cross-license agreement. In addition, the remaining  costs  of our  legal  department,  principally  compensation  and the related  facilities  overhead,  were  reduced by  approximately  $200,000 due to reduced staffing and other cost reductions resulting from restructuring  actions in fiscal 2002.

GENERAL AND ADMINISTRATIVE

General  and  administrative  expenses  include  the costs for human  resources, finance,  general management functions and related facilities overhead.  General and  administrative  expenses  decreased by  $1,374,000,  or 45%, to $1,699,000, during fiscal 2003, as compared to fiscal 2002. The expenses decreased primarily due to reduced  compensation,  including temporary labor, and reduced facilities overhead,  resulting from the  restructuring  actions and cost reduction efforts made over the course of fiscal 2002 and 2003.

General and administrative expenses decreased by $588,000 or 16%, to $3,073,000, during fiscal 2002,  in comparison to fiscal 2001.  This decrease was due to the restructuring  and cost  reductions  made during  fiscal  2002.  In  particular, compensation,  temporary labor costs and travel expenses were all  significantly reduced and accounted for most of the decrease.

VARIABLE NON-CASH STOCK COMPENSATION

On November 5, 2001,  we announced an offer to our  employees  with  outstanding stock  options to exchange  such options for new options to purchase a different number of shares of common  stock  priced as of  December  7, 2001.  In order to participate  in the  exchange,  an optionee  had to  exchange  all of his or her existing options.  Options issued in the exchange vest and become exercisable in twelve monthly increments and include an acceleration  provision in the event of a change in control.  The first vesting date was December 31, 2001.  The options were  granted on  December  7, 2001 with an  exercise  price of $1.11 per share, which was the  closing  price for our  common  stock as  reported  by the Nasdaq
National Market on that date. The options expire on December 7, 2003. Other than changes to the number of shares,  exercise price, the vesting schedule,  and the expiration  date,  the new  options  have  substantially  the same  terms as the exchanged options.

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

Because  the  closing  price of our common  stock as  reported by Nasdaq and the
OTCBB has been less than the $1.11  option  price on the last day of each of the calendar  quarters since the grant, no stock  compensation has been recorded for the years ended March 31, 2003 and 2002.

OTHER INCOME.

Other income  decreased by  $3,994,000,  or 100%,  to $0, during fiscal 2003, as compared to fiscal 2002.  Other income of $3,994,000  was recorded in the second quarter of fiscal 2002, as a result of the sale of the remaining  480,000 shares of our investment in Wink  Communications,  Inc.  ("Wink") and the conversion to cash of the related derivative instruments.  See further discussion in Note 1 to the Consolidated Financial Statements.

Other income increased by $3,729,000,  or 1,407%,  to $3,994,000,  during fiscal
2002,  as compared to fiscal 2001. In fiscal 2001, we sold 10,800 shares of Wink common  stock,  resulting  in a gain of $265,000  and in fiscal 2002 we sold our remaining 480,000 shares of Wink common stock as discussed above.

INTEREST INCOME

Interest income decreased by $176,000,  or 92%, to $15,000,  during fiscal 2003, as  compared  to fiscal  2002.  This  decrease  was  attributable  to lower cash balances available for short-term investment as our cash resources were depleted by our operations.

Interest income decreased by $649,000, or 77%, to $191,000,  during fiscal 2002, as  compared  to fiscal  2001.  This  decrease  was  attributable  to lower cash balances available for short-term investment as our cash resources were depleted by our operations.

INTEREST EXPENSE

Interest  expense was not  significant in fiscal years 2003, 2002 and 2001 as we had minimal  balances of capital  lease and debt  outstanding.  We may  consider financing  alternatives  that  could  increase  the amount of  interest  expense incurred in the future.

PROVISION FOR INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source  royalties paid us. As of March
31, 2003, we had net operating loss  carryforwards  for U.S.  federal income tax purposes  of  approximately  $122,872,000  and for U.K.  income tax  purposes of approximately  $3,853,000  and for state  income tax  purposes of  approximately
$31,637,000.  We also had  research and  development  credit  carryforwards  for federal income tax purposes of approximately $3,426,000 and for state income tax purposes of approximately $1,506,000. Utilization of our U.S. net operating loss and research credit carryforwards will be subject to annual limitations based on the  "change of  ownership"  provisions  of the Tax  Reform  Act of 1986.  These limitations  may result in the  expiration  of net  operating  loss and research credit carryforwards before utilization.

LOSS FROM DISCONTINUED OPERATIONS.

The condensed results of discontinued items are summarized as follows:

                                                                  Year ended March 31
                                                         -------------------------------------
                                                             2003         2002          2001
                                                         -------------------------------------

Total net revenues                                        $  3,440      $ 11,694      $ 16,565

Operating  expenses (excluding items discussed below)        3,067        19,012        24,953
Amortization of goodwill and other intangible assets           487         5,227         5,410
Purchased in-process research and development                   --            --         1,378
Restructuring charges (reversal)                               (96)        3,272            --
Write-down of goodwill and other long-lived assets           1,158        27,557            --
                                                          ------------------------------------
Total operating expenses                                     4,616        55,068        31,741
                                                          ------------------------------------
Operating loss from discontinued operations                 (1,176)      (43,374)      (15,176)

Other income, principally asset sales and gain                 646           500            --
                                                          ------------------------------------
Loss before income taxes                                      (530)      (42,874)      (15,176)
Provision for income taxes                                      46           129           313
                                                          ------------------------------------
Loss from discontinued operations - net of taxes          $   (576)     $(43,003)     $(15,489)
                                                          ====================================

NET REVENUES

Net revenues decreased by $8,254,000, or 71%, to $3,440,000, during fiscal 2003, as compared to fiscal 2002. Net revenues have decreased as the number of revenue generating personnel and contracts declined.  In particular,  as a result of our restructuring  efforts,  our  fiscal  2003  revenue  was  composed  entirely  of professional services consulting revenue. Revenues from contracts with Nokia and
Mitsubishi  (expired  in  March  2002)  declined   approximately   $400,000  and
$4,600,000,  respectively,  from fiscal 2003 to 2002. The remaining  decrease in revenues  from  fiscal  2003 to 2002 was due to the  decline in AirBoss  related revenues.

Net revenues  decreased by  $4,871,000,  or 30%, to  $11,694,000,  during fiscal
2002, as compared to fiscal 2001.  Fiscal 2002 revenue  decreased as compared to fiscal 2001 primarily due to reduced royalty revenues from products using legacy software  operating  systems  developed  prior to our acquisition of the AirBoss group in July 2000. We were unable to replace these anticipated losses in legacy royalties with increased  revenues from the AirBoss software  applications.  The loss of our  largest  customer  for the AirBoss  software,  a  subcontract  with
Telcordia Technologies on their contract with Telkom South Africa and increasing market softness for the AirBoss software, eventually resulted in a number of the restructuring actions we took in fiscal 2002.

OPERATING  EXPENSES

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses decreased by $15,945,000, or 84% to $3,067,000,  during fiscal 2003, as compared to fiscal 2002. The reductions in these operating  expenses reflect the cost  reductions  and  restructuring  efforts  made in order to reduce  our cost structure  to meet the  decreasing  levels of revenues.  By fiscal  2003,  these operating  expenses  were  solely to support our efforts to realize the value of our professional services business, and were primarily incurred in the UK. Sales and marketing  and research and  development  expenses were  decreased in fiscal year 2002 and then essentially eliminated in fiscal 2003.

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses decreased by $5,941,000, or 24% to $19,012,000,  during fiscal 2002, as compared to fiscal 2001.  During fiscal 2002, we shifted our strategic  focus to our professional services business and significantly  decreased a number of cost and expenses,  including: research and development expenses, sales and marketing expenses and cost of software and related services.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization  of goodwill and other  intangible  assets was  attributable to the amortization of goodwill and other purchased  intangible  assets  resulting from our July  2000  acquisition  of  AirBoss.  The  rates of  amortization  per year decreased in each  successive year because the underlying  intangibles  base was reduced  during  fiscal  2003 and 2002 by  writedowns  due to value  impairments discussed below and in the Notes to Consolidated Financial Statements.

PURCHASED IN-PROCESS RESEARCH AND DEVELOPMENT

Due to the  AirBoss  acquisition  in July 2000,  we  incurred  a  non-recurring, non-cash  expense for purchased  in-process  research and  development  costs of
$1,378,000 in the three months ended September 30, 2000.

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

We review  long-lived  and intangible  assets for impairment in accordance  with
Statement of Financial  Accounting  Standards ("SFAS") No. 144,  "Accounting for
the Impairment or Disposal of Long-Lived Assets, "(which  superceded SFAS 121 in fiscal 2003) whenever events or circumstances  indicate the carrying value of an asset may not be  recoverable.  As a result  of these  reviews,  write-downs  of goodwill and other  long-lived  assets of  $1,158,000,  $27,557,000  and $0 were recorded for fiscal 2003, 2002, and 2001, respectively, as discussed below.

During  fiscal  2002,  non-cash  asset  impairment  charges of  $3,391,000  were recorded to write down  equipment no longer being used in operations as a result of the  reorganizations  and  headcount  reductions  made  during the year.  The remaining  impairment  charges  for fiscal  2002 of  $24,166,000  related to our
AirBoss  acquisition.  We have performed  quarterly  assessments of the carrying values of intangible  assets  recorded in  connection  with our  acquisition  of
AirBoss.  The  assessments  have  been  performed  in light  of the  significant negative industry and economic trends impacting current operations,  the decline in our  stock  price,  expected  future  revenue  growth  rates,  and  continued
operating losses. When such an event occurs, management determines whether there has been  impairment by comparing the anticipated  undiscounted  future net cash flows to the related asset's carrying value. If an asset is considered impaired, the asset is written  down to fair value,  which is  determined  based either on discounted cash flows or residual  value,  depending on the nature of the asset.
As a result  of these  assessments,  we  concluded  that the  decline  in market conditions was significant and "other than temporary".  As a result, we recorded write downs of $14,769,000  and  $9,397,000 in the three months ended  September
30, 2001 and December 31, 2001,respectively.

During fiscal 2003, the company recorded write-downs of the remaining $1,158,000 of certain technology intangibles related to the AirBoss acquisition.

OTHER INCOME, PRINCIPALLY ASSET SALES AND GAIN

During fiscal 2003, the Company  recorded gains from the sale of certain patents and  assets of  $313,000  and  recorded a net gain of  $333,000  from the Teleca
Release  as  more  fully  described  in  Note  1 to the  Consolidated  Financial
Statements.

During fiscal 2002, the Company  recorded gains from the sale of certain patents of approximately $500,000.

RESTRUCTURING CHARGES.

During  the fourth  quarter of fiscal  2003  severance  charges of $96,000  were reversed  per the  terms of a  settlement  agreement  with a  former  CEO of the
Company.

During  fiscal 2002,  we recorded  restructuring  charges of  $3,272,000.  These charges  relate to the  cost-cutting  measures we adopted and  announced in June
2001,  October  2001 and January  2002.  The Board of Directors  approved  these actions and the resulting  restructuring  charges  which  consisted of severance cost for a total of 153  terminated  employees  and an accrual for related lease and contract termination costs.

For further discussion of the elements of discontinued operations, see the Notes to the Consolidated Financial Statements.

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

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144,
"Accounting  for the  Impairment or Disposal of Long-Lived  Assets,"  long-lived assets (primarily property, plant and equipment,  goodwill, and other intangible assets)  held and used by the  Company or to be  disposed  of are  reviewed  for impairment  whenever  events or changes in  circumstances  indicate that the net book  value of the asset  may not be  recoverable.  When  such an event  occurs, management  determines  whether  there  has been  impairment  by  comparing  the anticipated  undiscounted  future net cash flows to the related asset's carrying value.  If an asset is  considered  impaired,  the asset is written down to fair value,  which is determined  based on discounted  cash flows or residual  value, depending on the nature of the asset.

Prior to the adoption of SFAS No. 144 in fiscal 2003, the Company  accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash  equivalents  were  $729,000 at March 31, 2003,  compared with
$3,136,000 at March 31, 2002.  Our operating  loss of $2,586,000 for fiscal 2003 is the primary  reason for the decline in our cash  balance  from fiscal 2002 to fiscal 2003.  We expect to incur  additional  operating  losses at least through fiscal 2004,  which will  continue to have a negative  impact on  liquidity  and capital resources.

Purchases of property and equipment totaled $33,000,  $1,802,000 and $3,025,000, in fiscal  years 2003,  2002 and 2001,  respectively.  In  general,  fiscal 2003 capital spending was done only to meet customer  requirements.  Capital spending in the prior two years was made in  connection  with our business  plans at that time.

As of March  31,  2003 the  Company  has no  minimum  payments  remaining  under non-cancelable operating leases.

We currently  anticipate that our available funds will be sufficient to meet our projected needs to fund operations through fiscal 2004. This projection is based on several factors and assumptions, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including  how  successful we are in managing our  operating  expenses,  selling assets  and  how  successful  we  are  in  settling  our  remaining  contractual liabilities.  Moreover,  our efforts over the last several months to raise funds through the sale of our legacy  assets have been  disappointing.  As a result of the foregoing, any projections of future cash needs and cash sources are subject to substantial uncertainty.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with
Exit or Disposal  Activities." SFAS No. 146 addresses  financial  accounting and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force  (referred  to as EITF)  Issue No.  94-3  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity  (including Certain Costs Incurred in a  Restructuring)".  SFAS No. 146
requires  that a  liability  for a cost  associated  with an  exit  or  disposal activity be  recognized  when the  liability is incurred,  not at the date of an entity's  commitment to an exit plan as required  under EITF Issue No. 94-3. The provisions  of SFAS  No.  146 are  effective  for  exit or  disposal  activities initiated  after  December 31, 2002. The adoption of SFAS No. 146 may affect the timing of  recognizing  future  restructuring  costs and the amounts  recognized under such costs.  SFAS No. 146 is not expected to have a material impact on the
Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees,  Including  Indirect  Guarantees of Indebtedness of
Others." FIN 45 requires that the Company recognize the fair value for guarantee and  indemnification  arrangements  issued  or  modified  by the  Company  after
December  31,  2002,  if  these   arrangements  are  within  the  scope  of  the
Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the  guarantees  and  indemnifications,  as  required  under previously  existing  generally  accepted  accounting  principles,  in  order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable  loss would be recognized  under those guarantees and  indemnifications.  Some of the software  licenses granted by the
Company contain  provisions that indemnify  licensees of the Company's  software from  damages  and costs  resulting  from  claims  alleging  that the  Company's software  infringes  the  intellectual  property  rights of a third  party.  The
Company  has  historically  received  only a  limited  number  of  requests  for indemnification  under  these  provisions  and has  not  been  required  to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these  indemnification  provisions.  The Company does not have any  guarantees  or  indemnification  arrangements  other than the indemnification  clause in some of its  software  licenses.  The Company will be required to implement the  provisions of FIN 45 as of April 1, 2003 and does not believe  that FIN 45 will  have a  material  impact on its  financial  position, results of operations or cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

We have  derived  and expect to  continue  to derive  most of our  revenue  from international  customers.  Although  our  invoices to  customers  are  generally denominated  in U.S.  dollars,  our  international  subsidiary  uses  the  local currency as their functional  currency.  Our cash accounts in foreign  countries are kept at the minimal levels  necessary for  operations.  As the result of the above,  we are  exposed  to  foreign  exchange  rate  fluctuations  and as these exchange rates vary, when translated,  may vary from  expectations and adversely impact our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks Corporation

We have  audited  the  accompanying  consolidated  balance  sheets  of  Geoworks
Corporation  as of March 31, 2003,  and the related  consolidated  statements of operations,  stockholders' equity, and cash flows for the year then ended. These financial  statements are the  responsibility of the Company's  management.  Our responsibility  is to express an opinion on these financial  statements based on our audit.

We conducted our audit in accordance with auditing standards  generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable  assurance about whether the financial  statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting  the amounts and  disclosures in the financial  statements.  An audit also includes assessing the accounting principles used and significant estimates made by  management,  as well as  evaluating  the  overall  financial  statement presentation.  We believe  that our audit  provides a  reasonable  basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  consolidated   financial  position  of  Geoworks
Corporation  at March 31, 2003, and the  consolidated  results of its operations and its  cash  flows  for the year  then  ended in  conformity  with  accounting principles generally accepted in the United States.

                                               /s/ Novogradac & Company  LLP

San Francisco, California
May 23, 2003

Report of Independent Auditors

The Board of Directors and Stockholders
Geoworks Corporation

We have  audited  the  accompanying  consolidated  balance  sheets  of  Geoworks
Corporation  as of March 31, 2002,  and the related  consolidated  statements of operations,  stockholders'  equity,  and cash flows for each of the two years in
the  period  ended  March  31,  2002.   These   financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  consolidated   financial  position  of  Geoworks
Corporation  at March 31, 2002, and the  consolidated  results of its operations and its cash flows for each of the two years in the period ended March 31, 2002, in  conformity  with  accounting  principles  generally  accepted  in the United
States.

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
and the  reclassification of discontinued  operations discussed in Note 3, as to which the date is June 23, 2003

                              GEOWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                      March 31
                                                                                2003           2002
                                                                           --------------------------
Assets
Current assets:
  Cash and cash equivalents                                                $     729      $   3,136
  Accounts receivable, net of allowances $0 and $100 in 2003 and 2002,
     respectively                                                                 31            823
  Prepaid expenses and other current assets                                      476            362
                                                                           ------------------------
Total current assets                                                           1,236          4,321

Property and equipment, net                                                       --            405
Goodwill and other intangible assets, net                                         --          2,003
                                                                           ------------------------
Total assets                                                               $   1,236      $   6,729
                                                                           ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                         $     228      $     554
  Accrued liabilities                                                            576          2,310
  Deferred revenue                                                               179            424
                                                                           ------------------------
Total current liabilities                                                        983          3,288

Other accrued liabilities                                                         --            144

Stockholders' equity:
     Preferred stock, no par value; 2,000 shares authorized;
        no shares issued and outstanding in 2002 and 2001.                        --             --
     Common stock, no par value; 80,000 shares authorized; 22,134 in
        2003 and 23,576 in 2002 shares issued and outstanding                157,110        157,264
     Accumulated deficit                                                    (156,857)      (153,710)
     Note receivable from stockholders                                            --            (88)
     Deferred compensation                                                        --           (217)
     Accumulated other comprehensive income                                       --             48
                                                                           ------------------------
Total stockholders' equity                                                       253          3,297
                                                                           ------------------------
Total liabilities and stockholders' equity                                 $   1,236      $   6,729
                                                                           ========================

See accompanying notes.

                              GEOWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    Year ended March 31
                                                              2003          2002           2001

Operating expenses:
   Legal                                                    $    887      $    701      $  3,009
   Other general and administrative                            1,699         3,073         3,661
                                                            ------------------------------------
Total operating expenses                                       2,586         3,774         6,670
                                                            ------------------------------------
Operating loss                                                (2,586)       (3,774)       (6,670)

Other income (expense):
   Other income                                                   --         3,994           265
   Interest income                                                15           191           840
   Interest expense
                                                                  --            (8)           (4)
                                                            ------------------------------------
Total other income, net                                           15         4,177         1,101
                                                            ------------------------------------
Income (loss) before discontinued operations                  (2,571)          403        (5,569)
Loss from discontinued operations - net of income taxes         (576)      (43,003)      (15,489)
                                                            -------------------------------------
Net loss                                                    $ (3,147)     $(42,600)     $(21,058)
                                                            =====================================

Income (loss) before discontinued operations per share-
 basic and diluted                                          $  (0.11)     $   0.02      $  (0.26)
Loss from discontinued operations                              (0.03)        (1.83)        (0.73)
                                                            -------------------------------------
Net loss per share- basic and diluted                       $  (0.14)     $  (1.81)     $  (0.99)
                                                            =====================================
Shares used in net loss per share
     computation - basic and diluted                          22,718        23,555        21,190
                                                            =====================================

See accompanying notes.

                              GEOWORKS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                           Notes
                                                      Common Stock                       Receivable
                                                   ---------------------   Accumulated      From
                                                    Shares        Amount      Deficit    Stockholders
                                                   --------------------------------------------------

Balances at March 31, 2000                         $  18,485    $ 105,630    $ (90,052)   $    (182)
Common stock issued under stock option and stock
    purchase plans                                       315        1,114            --           --
Common stock issued in private placements              1,606        9,986            --           --
Common stock issued for acquisition of AirBoss         3,017       39,949            --           --
Payments received from stockholders                       --           --            --           94
Deferred compensation                                     --          403            --           --
Amortization of deferred compensation                     --           --            --           --
Comprehensive income (loss):
     Unrealized loss on investments                       --           --            --           --
     Unrealized gain on derivative instruments            --           --            --           --
     Foreign currency translation adjustment              --           --            --           --
     Net loss                                             --           --       (21,058)          --
Comprehensive loss                                        --           --            --           --
                                                   -------------------------------------------------
Balances at March 31, 2001                            23,423      157,082     (111,110)         (88)
Common stock issued under stock option and
   stock purchase plans                                  153          161           --           --
Stock options granted for services                        --           21           --           --
Amortization of deferred compensation                     --           --           --           --
Comprehensive income (loss):
   Realized gains on investment and derivative
      instruments                                         --           --           --           --
   Unrealized loss on investment                          --           --           --           --
   Foreign currency translation adjustment                --           --           --           --
   Net loss                                               --           --      (42,600)          --
Comprehensive loss                                        --           --           --           --
                                                   -------------------------------------------------
Balances at March 31, 2002                            23,576    $ 157,264    $(153,710)   $     (88)
Common stock cancelled in connection with
   software license agreement                         (1,392)        (153)          --           --
Settlement of shareholder note receivable                (50)          (1)          --           88
Amortization of deferred compensation                     --           --           --           --
Comprehensive income (loss):                              --           --           --           --
   Foreign currency translation adjustment                --           --           --           --
   Net loss                                               --           --       (3,147)          --
Comprehensive loss                                        --           --           --           --
                                                   -------------------------------------------------
Balances at March 31, 2003                            22,134    $ 157,110    $(156,857)   $      --
                                                   =================================================

See accompanying notes.

                                       26A

                              GEOWORKS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 Accumulated
                                                                    Other        Total
                                                     Deferred   Comprehensive  Stockholders'
                                                   Compensation    Income         Equity
                                                  ------------------------------------------

Balances at March 31, 2000                                --    $  21,236    $  36,632
Common stock issued under stock option and stock
    purchase plans                                        --           --        1,114
Common stock issued in private placements                 --           --        9,986
Common stock issued for acquisition of AirBoss            --           --       39,949
Payments received from stockholders                       --           --           94
Deferred compensation                                   (403)          --           --
Amortization of deferred compensation                     85           --           85
Comprehensive income (loss):
     Unrealized loss on investments                       --      (18,778)     (18,778)
     Unrealized gain on derivative instruments            --        1,636        1,636
     Foreign currency translation adjustment              --           71           71
     Net loss                                             --           --      (21,058)
                                                                               --------
Comprehensive loss                                        --           --      (38,129)
                                                   -----------------------------------
Balances at March 31, 2001                              (318)       4,165       49,731
Common stock issued under stock option and
   stock purchase plans                                  (11)          --          150
Stock options granted for services                        --           --           21
Amortization of deferred compensation                    112           --          112
Comprehensive income (loss):
   Realized gains on investment and derivative
      instruments                                         --       (3,994)      (3,994)
   Unrealized loss on investment                          --          (43)         (43)
   Foreign currency translation adjustment                --          (80)         (80)
   Net loss                                               --           --      (42,600)
                                                                               -------
Comprehensive loss                                        --           --      (46,717)
                                                   -----------------------------------
Balances at March 31, 2002                         $    (217)   $      48    $   3,297
Common stock cancelled in connection with
   software license agreement                             --           --         (153)
Settlement of shareholder note receivable                 --           --           87
Amortization of deferred compensation                    217           --          217
Comprehensive income (loss):
   Foreign currency translation adjustment                --          (48)         (48)
   Net loss                                               --           --       (3,147)
                                                   ------------------------------------
Comprehensive loss                                      --           --         (3,195)
                                                   -----------------------------------
Balances at March 31, 2003                         $    --      $    --      $     253
                                                   ===================================

See accompanying notes.

                                       26B

                              GEOWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                     Year ended March 31
                                                                                2003        2002          2001
                                                                             --------------------------------
OPERATING ACTIVITIES
 Income (loss) from continuing operations                                    $ (2,571)   $    403    $ (5,569)
   Adjustments to reconcile loss to net cash used in operating activities:
         Depreciation                                                              25         200          81
         Amortization of deferred compensation                                    217         112          85
         Gain on sale of long-term investments and other assets                    --      (3,994)       (265)
         (Gain) loss on other assets                                                2          29          (6)
         Stock options granted for services                                        --          21          --
         Shareholder note                                                          87          --          --
         Changes in assets and liabilities - continuing operations               (253)       (400)        337
                                                                             --------------------------------
Cash used in operating activities - continuing operations                      (2,493)     (3,629)     (5,337)
                                                                             --------------------------------

 Loss from discontinued operations                                               (576)    (43,003)    (15,489)
   Adjustments to reconcile loss to net cash used in operating activities:
         Depreciation                                                             174       1,094         978
         Amortization of goodwill and other intangible assets                     487       5,227       5,410
         Provision for doubtful accounts                                           --         100          --
         Purchased in-process research and development                             --          --       1,378
         Non-cash restructuring charges (reversal)                                (97)        214          --
         Write-down of goodwill and other long-lived assets                     1,158      27,557          --
         Gain on sale of assets and other income                                 (326)       (500)         --
         Changes in assets and liabilities - continuing operations               (958)       (358)       (289)
                                                                             --------------------------------
Cash provided by (used in) operating activities - discontinued operations        (138)     (9,669)     (8,012)
                                                                             --------------------------------
Net cash used in operating activities                                          (2,631)    (13,298)    (13,349)

INVESTING ACTIVITIES
Purchases of property and equipment                                               (33)     (1,802)     (3,025)
Proceeds from sales and disposals of property and equipment                        25          75           6
Sales of long-term investments                                                     --       3,994         265
                                                                             --------------------------------
Purchase Price adjusted on AirBoss acquisition                                     --          --       1,352
Proceeds from sales of equipment and other assets                                 280         500          --
                                                                             --------------------------------
Net cash provided by (used in) investing activities                               272       2,767      (1,402)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                             --         150      11,100
Payments received on notes receivable from stockholder                             --          --          94
                                                                             --------------------------------
Payments under capital lease obligations                                           --        (114)         (5)
                                                                             --------------------------------

Net cash provided by financing activities                                          --          36      11,189
                                                                             --------------------------------

Foreign currency translation adjustments                                          (48)        (82)         71
                                                                             --------------------------------
Net (decrease) increase in cash and cash equivalents                           (2,407)    (10,577)     (3,491)
Cash and cash equivalents, beginning of year                                    3,136      13,713      17,204
                                                                             --------------------------------
Cash and cash equivalents, end of year                                       $    729    $  3,136    $ 13,713
                                                                             ================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                       $     --    $      8    $      4
                                                                             ================================
Cash paid for income taxes                                                   $     46    $    129    $    313
                                                                             ================================
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITY
Acquisition of AirBoss                                                       $     --    $     --    $ 40,150
                                                                             ================================
Property and equipment acquired under capital lease                          $     --    $     --    $    161
                                                                             ================================

See accompanying notes

                              GEOWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

Geoworks  Corporation  ("the Company")  provided software design and engineering services to the mobile and handheld device industry.  With nearly two decades of experience  developing  operating  systems,  related  applications  and wireless server  technology,  the  Company  worked with many of the  industry  leaders in mobile phones and mobile data applications.

During fiscal 2002, various reorganizations and restructurings were implemented.
Although the Company provided  software design and engineering  services through its professional  services teams for several years,  prior to the reorganization announced in January 2002, the Company focused on providing carrier-class mobile
Internet  infrastructure  software  enabling  personalized  real-time  access to corporate and Internet data.  This business model was built around the licensing of  proprietary  software  platforms for mobile  solutions,  in  particular  the
Geoworks  AirBoss  Application  Platform,  to wireless  carriers and enterprises around the world and is no longer being pursued.

During fiscal 2003, the Company  ceased  operations in the UK and entered into a mutual  release  agreement with Teleca Ltd.  ("Teleca")  which allowed Teleca to hire the  Company's  former UK  employees  and to engage  in  business  with the
Company's former  customers.  In consideration of the release,  Teleca agreed to pay the  Company  approximately  $520,000,  one half on signing  the  release in
February 2003 and the balance after ninety days. Also,  Teleca separately agreed to assume the UK subsidiary's  remaining  lease  obligations in exchange for the subsidiary's equipment, which had a net book value of approximately $190,000.

The proceeds  received by the Company in connection  with the release exceed the carrying value of the UK subsidiary's  net assets and the Company recorded a net gain of $333,000 for the year ended March 31, 2003 as a result of the release.

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION ON DISCONTINUED OPERATIONS

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
Cash and cash  equivalents  are held in  federally  insured or  well-established financial  institutions.  The Company  sells its products  primarily to, and has
trade  accounts   receivable  with,   original   equipment   manufacturers   and
telecommunications  companies  in the  United  States and  abroad.  As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected  collections  of accounts  receivable  and specific  identification  of uncollectible accounts. Additionally,  customers' financial condition and credit worthiness are regularly  evaluated.  At March 31, 2002, the Company established an  allowance  of  $100,000  related  to certain  customers.  There were no such amounts accrued at March 31, 2003. Historical losses have not been material.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS AND LONG TERM INVESTMENTS

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

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144,
"Accounting  for the  Impairment or Disposal of Long-Lived  Assets,"  long-lived assets (primarily property, plant and equipment,  goodwill, and other intangible assets)  held and used by the  Company or to be  disposed  of are  reviewed  for impairment  whenever  events or changes in  circumstances  indicate that the net book  value of the asset  may not be  recoverable.  When  such an event  occurs, management  determines  whether  there  has been  impairment  by  comparing  the anticipated  undiscounted  future net cash flows to the related asset's carrying value.  If an asset is  considered  impaired,  the asset is written down to fair value,  which is determined  based either on  discounted  cash flows or residual value, depending on the nature of the asset.

During fiscal 2003 and 2002,  the Company  identified  such possible  impairment indicators to include, but not limited to, the significant negative industry and economic trends impacting  current  operations,  declines in the Company's stock price, expected future growth rates, and continued operating losses.  Forecasted undiscounted  cash flows from AirBoss  business unit were  determined to be less then  the  carrying  values  of the  related  assets.  Accordingly  the  Company performed  discounted  cash flow  analysis to  determine  fair value,  which has resulted in non-cash  write-downs  totaling $1,158,000 and $24,166,000 in fiscal
2003  and  2002  respectively,  of the  goodwill  and  other  intangible  assets resulting  from the  Company's  acquisition  of the AirBoss  business  unit from
Telcordia  Technologies,  Inc. in July 2000. In addition,  the Company  recorded non-cash,  asset  impairment  charges of  $3,391,000  in fiscal 2002 in order to write  down  equipment  that was no  longer  being  used in  operations,  net of estimated recoveries.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments,  which include cash equivalents,  approximate their fair values based on quoted market values of the instruments.

MAJOR CUSTOMERS IN DISCONTINUED OPERATIONS

Revenues from three major customers  accounted for 72%, 12% and 8%, respectively of net revenues for fiscal 2003. For fiscal 2002, revenues from one of these and two additional major customers  accounted for 40%, 28% and 17%,  respectively of net revenues.  Revenues from two of these major customers of fiscal 2002 and one additional  major customer  accounted for 32%, 31% and 15%,  respectively of net revenues for fiscal 2001.

STOCK COMPENSATION

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS No. 123 as amended by SFAS 148 and applies  APB Opinion No. 25 and related  interpretations in  accounting  for its stock  option and  employee  stock  purchase  plans.  No stock-based employee  compensation cost is reflected in net loss, as all options granted  under those plans have an exercise  price equal to the market  value of the underlying  common stock on the date of grant. Had compensation cost for the
Company's stock plans been determined  based on the fair value at the grant date for awards during fiscal 2003, 2002 and 2001 the Company's net loss and net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                        Years ended December 31,
                                                        ------------------------------------------------------
                                                             2003                   2002                2001
                                                        ------------------------------------------------------
Net income, as reported                                  $   (3,147)             $  (42,600)       $  (21,058)
                                                         ----------              ----------        ----------

Net loss, pro forma                                      $   (4,981)             $  (51,541)       $  (31,473)
                                                         ----------              ----------        ----------
Loss per share:
    Basic and diluted - as reported                           (0.14)                  (1.81)            (0.99)
    Basic and diluted - pro forma                             (0.22)                  (2.19)            (1.49)
                                                              -----                  ------             -----

The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                                             2003                   2002                2001
                                                        ------------------------------------------------------
Volatility                                                     4.756                  2.149             1.481
Weighted-average estimated life                              5 years                5 years           5 years
Weighted-average risk-free interest rate                        3.45%                  2.41%             6.41%
Dividend yield                                                  --                      --               --

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

If the Company  had  reported  net income for fiscal  2003,  2002 and 2001,  the calculation of diluted  earnings per share for those periods would have included the effect of dilutive  common stock options,  computed using the treasury stock method.  For fiscal ended 2002 and 2001, the calculation would have included the common stock equivalent  effect of 138,000 and 1,569,000  shares,  respectively.
There were no dilutive common stock equivalents in fiscal 2003.

SEGMENT INFORMATION

In accordance  with SFAS No. 131,  "Disclosures  about Segments of an Enterprise and Related  Information,"  public  business  enterprises are required to report financial and other information about operating segments of the entity for which such  information is available and is utilized by the chief  operating  decision maker.  SFAS No. 131 also establishes  standards for related  disclosures  about products  and  services,  geographic  area,  and major  customers.  The  Company operates as one business segment.

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with
Exit or Disposal  Activities." SFAS No. 146 addresses  financial  accounting and reporting for costs  associated  with exit or disposal  activities and nullifies
Emerging  Issues Task Force  (referred  to as EITF)  Issue No.  94-3  "Liability
Recognition for Certain Employee Termination Benefits and Other Costs to Exit an
Activity  (including Certain Costs Incurred in a  Restructuring)".  SFAS No. 146
requires  that a  liability  for a cost  associated  with an  exit  or  disposal activity be  recognized  when the  liability is incurred,  not at the date of an entity's  commitment to an exit plan as required  under EITF Issue No. 94-3. The provisions  of SFAS  No.  146 are  effective  for  exit or  disposal  activities initiated  after  December 31, 2002. The adoption of SFAS No. 146 may affect the timing of  recognizing  future  restructuring  costs and the amounts  recognized under such costs.  SFAS No. 146 is not expected to have a material impact on the
Consolidated Financial Statements.

In November 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure
Requirements for Guarantees,  Including  Indirect  Guarantees of Indebtedness of
Others." FIN 45 requires that the Company recognize the fair value for guarantee and  indemnification  arrangements  issued  or  modified  by the  Company  after
December  31,  2002,  if  these   arrangements  are  within  the  scope  of  the
Interpretation. In addition, the Company must continue to monitor the conditions that are subject to the  guarantees  and  indemnifications,  as  required  under previously  existing  generally  accepted  accounting  principles,  in  order to identify if a loss has occurred. If the Company determines it is probable that a loss has occurred then any such estimable  loss would be recognized  under those guarantees and  indemnifications.  Some of the software  licenses granted by the
Company contain  provisions that indemnify  licensees of the Company's  software from  damages  and costs  resulting  from  claims  alleging  that the  Company's software  infringes  the  intellectual  property  rights of a third  party.  The
Company  has  historically  received  only a  limited  number  of  requests  for indemnification  under  these  provisions  and has  not  been  required  to make material payments pursuant to these provisions. Accordingly, the Company has not recorded a liability related to these  indemnification  provisions.  The Company does not have any  guarantees  or  indemnification  arrangements  other than the indemnification  clause in some of its  software  licenses.  The Company will be required to implement the  provisions of FIN 45 as of April 1, 2003 and does not believe  that FIN 45 will  have a  material  impact on its  financial  position, results of operations or cash flows.

2. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                    March 31
                                                  2003     2002
                                                -----------------

Equipment                                          $ 10     $693
Furniture and fixtures                               --       79
Leasehold improvements                               --      190
                                                   -------------
                                                     10      962
Less accumulated depreciation and amortization       10      557
                                                   -------------
Property and equipment, net                        $ --     $405
                                                   =============

There was no equipment  under capital  leases in property and equipment at March
31, 2003 and 2002.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

3.  DISCONTINUED OPERATIONS

In February  2003, we ceased  ongoing  business  activity at our last  operating division  (located in the UK) because of continued  market  uncertainty  and the inability to generate cash through strategic alternatives. The Company announced that it was  ceasing  operations  in the UK and  entered  into a mutual  release agreement with Teleca Ltd. ("Teleca") which allowed Teleca to hire the Company's former  UK  employees  and to  engage  in  business  with the  Company's  former customers.  In  consideration  of the release,  Teleca agreed to pay the Company approximately  $520,000,  one half on signing the release and the balance  after ninety  days.  Also,  Teleca  separately  agreed to assume  the UK  subsidiary's remaining lease  obligations in exchange for the subsidiary's  equipment,  which had a net  book  value of  approximately  $190,000.  The  proceeds  received  in connection  with the release  exceeded the carrying value of the UK subsidiary's net assets and the Company recorded a net gain of approximately $333,000.

As a result of these  restructurings (see Note 10) and ceasing operations in the
UK,  the  Company  no longer has any  employees  engaged  in revenue  generating activities  and the  historical  results of  substantially  all of the Company's operating activities are shown as discontinued operations. Interest has not been allocated  to  discontinued  operations.  Income  taxes  were all  allocated  to discontinued operations because they relate primarily to foreign withholding tax on royalties and sale of patents.

Financial  information  previously  reported in the statement of operations  and cash flows for the years ended March 31, 2002 and 2001 have been reclassified to
present  substantially  all  of  the  Company's   operations,   as  discontinued
operations  (with the  exception  of  corporate  office  legal and  general  and administrative  expenses),  consistent with the  presentation for the year ended
March 31, 2003.

Summarized financial  information for the results of discontinued  operations is as follows (in thousands):

                                                                 Year ended March 31
                                                         ------------------------------------
                                                         ------------------------------------
                                                            2003          2002          2001
                                                         ------------------------------------
Total net revenues                                       $  3,440      $ 11,694       $16,565

Operating expenses
    Cost of revenues, sales and marketing, research
    and development and general and administrative
    expenses                                                3,067        19,012        24,953
Amortization of goodwill and other intangible assets          487         5,227         5,410
Purchased in-process research and development                  --            --         1,378
Restructuring charges (reversal)                              (96)        3,272            --
Write-down of goodwill and other long-lived assets          1,158        27,557            --
                                                         ------------------------------------
Total operating expenses                                    4,616        55,068        31,741
                                                         ------------------------------------
Operating loss from discontinued operations                (1,176)      (43,374)      (15,176)

Other income, principally asset sales and gain                646           500            --
                                                         ------------------------------------
Loss before income taxes                                     (530)      (42,874)      (15,176)
Provision for income taxes                                     46           129           313
                                                         ------------------------------------
Loss from discontinued operations - net of taxes         $   (576)     $(43,003)     $(15,489)
                                                         ====================================

Revenues from related parties                            $    413      $    737      $  2,555
                                                         ====================================

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

3.  DISCONTINUED OPERATIONS (CONTINUED)

Assets and liabiliites attributale to discontinued business were as follows (in thousands:)

                                                  March 31
                                        2003                    2002
                                      ---------------------------------

Current assets                         $   52               $    311
Noncurrent assets                          --                  2,266
Current liabilities                        45                    749
Noncurrent liabilities                     --                     --

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

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

The  intangible  assets  related  to the July 2000  acquisition  of the  AirBoss business unit were  amortized over two to four years.  Amortization  expense was
$487,000,  $5,227,000 and $5,410,000 for the years ended March 31 2003, 2002 and
2001,  respectively.  The Company recorded additional non-cash, asset impairment charges of $1,158,000  and  $24,166,000  in fiscal 2003 and 2002,  respectively, based on its analysis of the goodwill and other intangible assets related to the
July 2000  AirBoss  acquisition.  Forecast  undiscounted  cash  flows  from this business were less that the carrying values of the related  assets.  Accordingly the Company performed a discounted cash flow analyses, which has resulted in the non-cash write-downs in those years.

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

In  addition,  the  Company  recorded  non-cash,  asset  impairment  charges  of
$3,391,000  in fiscal 2002 in order to write down  equipment  that was no longer being used in  operations,  net of  estimated  recoveries.  No such charges were recorded in fiscal  2001.  These  charges  were  primarily  attributable  to the corporate restructurings described in Note 10.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

                                                    March 31
                                               2003           2002
                                             ------------------------

Accrued compensation                         $  231           $  245
Accrued restructuring costs                      91            1,090
Accrued professional fees                       152              285
Other accrued liabilities                       102              690
                                             ------           ------
Total                                        $  576           $2,310
                                             ======           ======

6. INCOME TAXES

The income tax  provisions  of $46,000,  $129,000  and $313,000 for fiscal 2003,
2002 and  2001  respectively,  consist  primarily  of  foreign  withholding  tax payments made with respect to royalties and  maintenance  payments from original equipment  manufacturers.  The  fiscal  2003 and 2002  provisions  also  include
$18,000 and $50,000 for foreign withholding tax payments on sale of patents.

Significant  components of the  Company's net deferred  income tax assets are as follows (in thousands):

                                                                March 31,
                                                           2003           2002
                                                         ------------------------

          Operating loss carryforwards                   $ 49,652      $ 50,038
          Tax credit carryforwards                          4,932         2,920
          Purchased intangible assets                      19,207        17,926
          Capitalized research expenditures                 2,292         2,762
          Deferred revenue                                     74           173
          Other, net                                           --            54
                                                         ----------------------
          Total deferred tax assets                        76,157        73,873
          Valuation allowance on deferred tax assets      (76,157)      (73,873)
                                                         ----------------------
          Net deferred tax assets                        $     --        $   --
                                                         ======================

The changes in the valuation  allowance for fiscal 2003 and 2002 were $2,284,000 and $14,949,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31,
2003 include approximately  $4,900,000 associated with stock option activity for which any  subsequently  recognized  tax benefits  will be credited  directly to stockholders' equity.

As of March 31, 2003, the Company has net operating loss  carryforwards for U.S.
federal  income tax  purposes of  approximately  $122,872,000,  U.K.  income tax
purposes  of  approximately  $3,853,000,   and  state  income  tax  purposes  of
approximately  $31,637,000.  The Company also has federal and state research and development  credit  carryforwards of  approximately  $3,426,000 and $1,506,000, respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2004 through 2021.

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

7. COMMITMENTS

During fiscal 2003, the Company leased office  facilities and certain  equipment under  operating  lease  agreements.  Rent  expense was  $176,000,  $971,000 and
$1,212,000  for  fiscal  2003,  2002  and  2001,  respectively.   There  are  no
noncancellable lease commitments at March 31, 2003.

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

In March 2002,  the Company  vacated its  facilities in Alameda,  California and accrued  $400,000  for lease  termination  costs.  There is no  remaining  lease commitments on this lease.

In  conjunction   with   restructuring   in  2002,   various   equipment   under
non-cancelable operating leases has been returned to the respective lessors. The potential  future lease liability would have been  approximately  $209,000 as of
March 31, 2002 under the terms of the original contracts.  The amounts estimated by the company to settle  these leases have been  included in the  restructuring charges. There are no remaining lease commitments under these leases.

8. STOCKHOLDERS' EQUITY

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

UPDATE

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS

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

On May 15, 2003, the Company  amended the Rights Plan to amend the definition of
Acquiring  Entity as the  Beneficial  Owner of 4.99% or more of the Voting Stock and the definition of Exempt Person to be the Beneficial  Owner of 4.99% or more of Voting  Stock as of May 9, 2003.  The purpose of the  amendment to the Rights
Agreement is to seek to prevent possible limitations on the Company's use of its
Federal net operating loss carryforwards and certain income tax credits.

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

The following table summarizes activity under the Company's stock option plans:

                                                       Options Outstanding
                                                   Number        Weighted-Average
                                                  of Shares      Exercise Price
                                                  -------------------------------

Balance at March 31, 2000                          2,591,000      $   5.83
     Granted                                       4,157,000          9.68
     Exercised                                      (241,000)         3.02
     Forfeited                                      (666,000)         9.24
                                                  ------------------------
Balance at March 31, 2001                          5,841,000          8.30
     Granted                                       4,509,000          1.31
     Exercised                                       (10,000)         1.22
     Forfeited                                    (7,327,000)         6.33
                                                  ------------------------
Balance at March 31, 2002                          3,013,000          2.64
     Granted                                       2,879,000          0.11
     Exercised                                            --           --
     Forfeited                                    (2,048,000)         1.07
                                                  ------------------------
Balance at March 31, 2003                          3,844,000      $   1.15
                                                  ========================

Options available for grant at March 31, 2003      5,591,000
                                                  ==========

The weighted  average fair value at grant date of options  granted during fiscal
2003, 2002 and 2001 was $ 0.11, $1.20, and $8.87, per share, respectively.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLANS (CONTINUED)

The following table summarizes  information concerning currently outstanding and exercisable options:

                                    Options Outstanding                 Options Exercisable
                            --------------------------------------------------------------------
                                          Weighted
                                           Average                                      Weighted
                                         Remaining    Weighted                          Average
  Exercisable                           Contractual    Average                          Exercise
    Prices                 Shares       Life (years) Exercise Price     Shares            Price
-------------------------------------------------------------------------------------------------

$ 0.11  -   0.11          1,969,000         9.20       $  0.11         1,686,000        $   0.11
$ 0.28  -   0.64             33,000         2.54          0.52            33,000        $   0.52
  1.11  -   1.11          1,435,000         0.69          1.11         1,435,000            1.11
  1.81  -   4.13            262,000         6.13          2.87           262,000            2.87
  9.00  -  13.19            145,000         7.24         10.58           145,000           10.58
                   -----------------------------------------------------------------------------
                          3,844,000         5.68       $  1.07         3,561,000        $   1.15
                   =============================================================================

Of the 3,844,000 options  outstanding at March 31, 2003,  895,000 options belong to former UK  employees  who left the  employment  of the Company at January 31,
2003. These options lapsed at April 30, 2003 without being exercised.

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

8. STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION REPRICING (CONTINUED)

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

Because  the  closing  price of the  Company's  common  stock as reported by the
Nasdaq  National  Market on December 31, 2001,  March 31, 2003 and 2002 was less than the new option exercise price, no stock compensation was recorded.

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's  employee  stock purchase plan,  employees  meeting  certain eligibility  criteria may purchase shares of the Company's common stock, subject to certain limitations,  at not less than 85% of fair market value as defined in the plan. A total of 950,000  shares have been  reserved for issuance  under the plan.  In fiscal  2003,  2002 and 2001,  0 shares,  143,000  shares,  and 71,000 shares,  respectively,  were  issued  under the plan at average  prices of $---,
$1.06, and $4.56 per share, respectively.  At March 31, 2003, a total of 391,000 shares were available for issuance under the plan.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2003

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock reserved for future issuance as of March 31, 2003 is as follows:

     Employee stock options outstanding                            3,844,000
     Employee stock options available for grant                    5,591,000
     Employee stock purchase plan shares available for grant         391,000
                                                                   ---------
     Total                                                         9,826,000
                                                                   =========

OTHER

In January 2003, the Company settled a dispute  regarding a note receivable from a  stockholder  who was  formerly  an  employee  of the  Company.  The  note was cancelled,  the 50,000 shares of Company common stock held as collateral for the note were returned and cancelled,  the Company was paid the interest  receivable on the note,  and the  stockholder  and the Company agreed to release each other
from  all  claims.  The  Company  recorded  a  loss  of  approximately   $87,000
representing  the  difference  between the value of the  collateral and the face value  of the note at the  time of the  settlement.  This  non-cash  expense  is included in general and administrative expense for year ended March 31, 2003.

9. RETIREMENT PLAN

The Company has a deferred  compensation  plan for  substantially all employees.
Under this plan,  which qualifies  under Section 401(k) of the Internal  Revenue
Code,  eligible  employees  may  contribute  up to 15% of their  pretax  salary, subject to certain limitations.

During the first three quarters of fiscal 2002,  the Company  matched 70% of the basic contribution of 1% to 6% of total employee  compensation and such matching amounts  vest 20% per year over a  five-year  period.  The  matching  policy was
discontinued   during  the  fourth  quarter  of  fiscal  2002  as  part  of  the
cost-cutting   measures  to  conserve  the  Company's  resources.   No  employer
contributions  were made during fiscal 2003. The Company  contributed  $179,000, and $149,000 during fiscal 2002 and 2001, respectively.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

10. RESTRUCTURING CHARGES

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

The following table summarizes the restructuring activity (in thousands):

                                          Severance           Lease          Contract
                                         and related       termination,     termination
                                           charges            costs            costs            Total
                                         -------------------------------------------------------------
Total restructuring expense for 2002      $ 1,713           $  1,388           $  171         $ 3,272
Amounts paid                               (1,160)              (664)              --          (1,824)
Assets written-off                             --               (214)              --            (214)
                                          ------------------------------------------------------------
Balance, March 31, 2002                       553                510              171           1,234
Amounts paid                                 (456)              (510)             (80)         (1,046)
Reversal of excess accruals                   (97)               (97)
                                          ------------------------------------------------------------
Balance, March 31, 2003                   $    --           $     --           $   91         $    91
                                          ============================================================

The reversal of severance  charges  occurred during the fourth quarter of fiscal
2003  when  the  liability  to a  former  CEO was  reduced  per the  terms  of a settlement agreement.

Asset impairment charges resulting from these restructuring  actions are further described in Note 1.

                              Geoworks Corporation
             Notes to Consolidated Financial Statements (continued)
                                 March 31, 2003

11.  SUBSEQUENT EVENT

On May 1, 2003, the Company issued a press release entitled "Geoworks  Announces
Investment and Board and Management  Changes." The press release  announced that the  Registrant  had sold  approximately  7.4 million newly issued shares of its common stock to Newcastle  Partners,  L.P. and Mark E. Schwarz,  an affiliate of
Newcastle,  for $325,000.  $200,000 of the proceeds from the newly issued shares are being held in escrow pursuant to the stock purchase agreement.  As a result, the purchasers now own 25% of the Company's securities.  In conjunction with the investment,  two of the Company's  three board members  resigned and Mr. Schwarz and Steven J.  Pully,  both of  Newcastle,  were  appointed  to fill their board seats. In addition,  the remaining management team of the Company agreed to step down. Mr. Schwarz and John Murray, also of Newcastle,  will assume the positions of CEO and CFO, respectively.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURES

On May 13, 2003,  The Company filed an 8-K disclosing the engaging of Novogradac
&  Company LLP to serve as its  independent  accountants for the fiscal year ended March 31, 2003. On May 8, 2003,  Ernst & Young LLP was replaced as the
Company's independent auditors.  The Company replaced Ernst & Young LLP as a result of financial considerations following the recent change in control of the
Company's  Board of Directors.  In  connection  with the audits of the Company's consolidated  financial  statements for each of the two fiscal years ended March
31, 2002,  and in the subsequent  interim  period to May 8, 2003,  there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices,  financial statement disclosure,  or auditing scope and procedures which, if not resolved to the  satisfaction of Ernst &  Young LLP would have caused Ernst &  Young LLP to make  reference to the matter in their  report.
The  decision to change  independent  accountants  was  approved by the Board of
Directors of the Company.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  required  by this Item with  respect  to  compliance  with the reporting  requirements of Section 16(a) of the Securities  Exchange Act of 1934
is incorporated herein by reference to our 2003 Proxy Statement.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to our
2003 Proxy Statement.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The information required by this Item is incorporated herein by reference to our
2003 Proxy Statement.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to our
2003 Proxy Statement.

Item 14.    PROCEDURES AND CONTROLS

Within 90 days prior to the date of filing of this report,  the Company  carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's officers  performing the function of principal  executive officer (the
"Principal   Executive  Officer")  and  the  principal  financial  officer  (the
"Principal  Financial  Officer"),  of the design and  operation of the Company's disclosure  controls and procedures pursuant to Rule 13a-14 under the Securities
Exchange Act of 1934. Based on this evaluation,  the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and  procedures  are  effective for  gathering,  analyzing  and  disclosing  the information  the  Company is  required to disclose in the reports it files under the Securities  Exchange Act of 1934,  within the time periods  specified in the
SEC's rules and forms. The Principal  Executive Officer and Principal  Financial
Officer also concluded that the Company's disclosure controls and procedures are effective  in timely  alerting  them to  material  information  relating  to the
Company  required to be included  in the  Company's  periodic  SEC  filings.  In connection  with  the new  rules,  the  Company  is in the  process  of  further reviewing and documenting its disclosure controls and procedures,  including its internal controls and procedures for financial  reporting,  and may from time to time make changes designed to enhance their effectiveness and to ensure that the
Company's  systems  evolve  with its  business.

There have been no significant  changes in the Company's internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of this evaluation.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

3.2b        Amendment  to Bylaws of the  Registrant  to separate  the  executive positions of Chief Executive Officer and President  (incorporated by reference to Exhibit 4.1 on Form 10-Q filed on February 14, 2001.)

4.1a        Shareholder  Rights  Plan,  dated as of March 9, 2001,  between  the
            Registrant and Mellon Investor  Services,  L.L. C.  (incorporated by reference to Exhibit 1 to the Registrant's registration statement on
            Form 8-A, filed March 12, 2001.)

4.1b        Amendment to  Shareholder  Rights  Plan,  dated  as of May 15, 2003, between  the  Registrant  and  Mellon  Investor  Services,  L.L.  C.
            (incorporated  by  reference  to  Exhibit  4.1 to  the  Registrant's registration statement on Form 8-K, filed May 15, 2003.)

4.1c        Specimen  Stock  Certificate  (incorporated  by reference to Exhibit
            [4.1] to Registrant's  Registration  Statement on Form S-1 (File No.
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

10.12       Intellectual Property Assignment Agreement dated March 15, 2002 with
            Access Co., Ltd.  (incorporated by reference to Exhibit 10.12 to the
            Registrant's report on Form 10K for the year ended March 31, 2002.)

10.13       Lease dated December 30, 1993 for facilities located at 960 Atlantic
            Avenue,  Alameda,  California  (incorporated by reference to Exhibit
            10.16 to Registrant's  Registration  Statement on Form S-1 (File No.
            33-78104), effective June 22, 1994.)

10.14       Settlement  Agreement and Release dated May 31, 2002 between Alameda
            Real Estate  Investments,  a  California  limited  partnership,  and
            Geoworks Corporation. (incorporated by reference to Exhibit 10.12 to the  Registrant's  report on Form 10K for the year  ended  March 31,
            2002.)

10.15       Lease dated  November  21, 2000  between  Toubin  Realty II, LLC and
            Geoworks.  (incorporated  by reference to Exhibit 10.27 on Form 10-K for the year ended March 31, 2001 filed June 29, 2001.)

10.16       Termination  of Lease dated March 27, 2002 between Toubin Realty II,
            LLC,  First   Washington   State  Bank  and  Geoworks   Corporation.
            (incorporated  by  reference  to Exhibit  10.16 to the  Registrant's report on Form 10K for the year ended March 31, 2002.)

10.17       Exhibit 1, 2 & 3 to the Joint  motions to terminate  proceedings  in the US  District  Court and the ITC.  The  exhibits  constitute  the
            publicly  filed  versions  of  the   settlement   between   Geoworks
            Corporation and Openwave Systems Inc.,  formally  Phone.com  entered into December 28, 2000.  (Incorporated by reference to Exhibit 10.35 to  Registrant'  Report Form 10Q for the quarter ended  December 31,
            2000 filed on February 14, 2001.) ###

10.18       Mutual Release between Teleca and Geoworks dated February 1, 2003.

10.19       Exchange  Agreement  between Teleca and Geoworks Ltd. Dated February
            1, 2003.

10.20       Settlement  Agreement and Mutual General  Release  between  Geoworks
            Corporation  and Geoworks  Ltd. and Donald G. Ezzell and DGE Capital
            Group dated January 8, 2003.

10.21       Stock Purchase  Agreement  dated as of April 30, 2003 by and between
            Newcastle Partners,  L.P., Mark E. Schwarz and Geoworks Corporation.
            (incorporated by reference to Exhibit 99.2 from the Form 8-K/A dated
            April 30, 2003.)

10.22       Letter   agreement   dated   August   2,  2002   between   Telcordia
            Technologies,  Inc.  and  Geoworks  Corporation.   (incorporated  by
            reference  to  Exhibit  10.20  from  Form 10Q for the  period  ended
            June 30, 2002.)

10.23       Amended License  Agreement by and between  Geoworks  Corporation and
            Science Applications  International,  dated August 23, 2002 filed as an exhibit to Form 8-K on August 29, 2002 (incorporated by reference to Exhibit 10.2 from the Form 10Q for the period ending 9/30/02.)

21.1        List of Subsidiaries  (incorporated  by reference to Exhibit 21.1 to
            Registrant's  Form 10-K for the year ended  March 31,  2001 filed on
            July 2, 2001.)

23.1        Consent of Independent Auditors

24.1        Power of Attorney (see Page 50)

99.1        Certifications  pursuant  to 18  U.S.C.  Section  1350,  as  adopted pursuant  to section  906 of the  Sarbanes-Oxley  Act of 2002.

###         Confidential treatment has been granted as to portions thereof

*           Management contract or compensatory plan or arrangement

(b)          Reports on Form 8-K.

            The  following  reports  on Form 8-K were filed  during the  quarter ended March 31, 2003:

            The Company filed a Form 8-K on January 8, 2003  announcing that the
            Registrant  cancelled its special stockholders  meeting,  originally scheduled to be held on December 11, 2002 and subsequently adjourned to January 8, 2003, due to failure to achieve a quorum.  The purpose of  the  meting  had  been  to  consider  a  proposal  to  sell  the
            Registrant's  UK  professional  services  business and a proposal to adopt a plan of liquidation and distribution of the Registrant.

(c)         Exhibits.

            See Item 15 (a) 3 above.

(d)         Financial Statement Schedules.

            See Item 15 (a) 2 above

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2003

            GEOWORKS CORPORATION

                                         By: /s/ Mark E. Schwarz
                                         -------------------------------------
                                         Mark E. Schwarz
                                         President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE  PRESENTS,  that each person whose  signature  appears below  constitutes and appoints Mark E. Schwarz and Steven J. Pully each of them acting  individually,  as such  person's true and lawful  attorneys-in-fact  and agents,  each with full power of substitution,  for such person,  in any and all capacities, to sign any and all amendments (including post-effective amendments)
to this report on Form 10-K, and to file the same, with all exhibits thereto and other  documents  in  connection  therewith,  with the  Securities  and Exchange
Commission,  granting unto said  attorneys-in-fact and agents, and each of them, full  power  and  authority  to do and  perform  each and  every  act and  thing requisite  and  necessary to be done in  connection  therewith,  as fully to all intents  and  purposes  as such  person  might  or could  do in  person,  hereby ratifying and confirming all that said  attorneys-in-fact  and agents, or any of them, or their or his or her  substitutes,  may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

Signature                       Title                                     Date

/s/ Mark E. Schwarz             President, Chief Executive Officer,       June 30, 2003
-----------------------         and Director (Principal Executive
Mark E. Schwarz                 Officer)

/s/ Steven  J.  Pully           Director and  Secretary                   June 30, 2003
-----------------------
Steven  J.  Pully

/s/ Steve W. Mitchell           Director                                  June 30, 2003
-----------------------
Steve W. Mitchell

/s/ John  P. Murray             Chief Financial Officer                   June 30, 2003
-----------------------         (Principal Financial Officer)
John  P. Murray

CERTIFICATION

I, Mark E. Schwarz, certify that:

1. I have reviewed this annual report on Form 10-K of Geoworks Corporation;

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a)  designed  such  disclosure  controls  and  procedures  to ensure  that material  information  relating to the  registrant,  including its  consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures  as of a date  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the  disclosure  controls and  procedures  based on our  evaluation as of the
Evaluation Date;

5. The registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the registrant's board of  directors:

      a) all  significant  deficiencies  in the design or  operation of internal controls  which  could  adversely  affect  the  registrant's  ability to record, process,  summarize  and  report  financial  data  and have  identified  for the registrant's auditors any material weaknesses in internal controls;

      b) and any fraud,  whether or not material,  that  involves  management or other  employees  who  have a  significant  role  in the  registrant's  internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

                    Date: June 30, 2003          /s/ Mark E. Schwarz
                                                 -----------------------
                                                 Mark E. Schwarz
                                                 Principal Executive Officer

CERTIFICATION

I, John P. Murray, certify that:

1. I have reviewed this annual report on Form 10-K of Geoworks Corporation;

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made,  not  misleading  with  respect to the period  covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a)  designed  such  disclosure  controls  and  procedures  to ensure  that material  information  relating to the  registrant,  including its  consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures  as of a date  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the  disclosure  controls and  procedures  based on our  evaluation as of the
Evaluation Date;

5. The registrant's  other certifying  officers and I have disclosed,  based on our most recent evaluation,  to the registrant's auditors and the registrant's board of  directors:

      a) all  significant  deficiencies  in the design or  operation of internal controls  which  could  adversely  affect  the  registrant's  ability to record, process,  summarize  and  report  financial  data  and have  identified  for the registrant's auditors any material weaknesses in internal controls;

      b) and any fraud,  whether or not material,  that  involves  management or other  employees  who  have a  significant  role  in the  registrant's  internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant  changes in internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

                    Date: June 30, 2003          /s/ John P. Murray
                                                 ----------------------------
                                                 John P. Murray
                                                 Principal Financial Officer

