Form 10-K/A
period 2003-03-31
GEOWORKS /CA/
filed 2003-07-29
CIK 922285

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

(Mark One)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                    For the fiscal year ended March 31, 2003

                                       or

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
        EXCHANGE ACT OF 1934

            For the transition period from ___________to ____________

                         Commission file number 0-23926

                           GEOWORKS CORPORATION
                           --------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   Delaware                                      94-2920371
      ----------------------------------                     -------------------
      (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                         Identification No.)

      300 Crescent Court, Suite 1110, Dallas, Texas                75201
      ---------------------------------------------            ------------
      (Address of principal                                      (Zip Code)
      executive office)

                                 (214) 661-7479
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
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

            Indicate by check mark  whether  the  registrant  is an  accelerated
filer (as defined in Exchange Act Rule 12b-2). [   ] Yes [X] No

            The aggregate market value of the Registrant's  common stock held by non-affiliates,  based upon the closing  sale price of the common  stock on July
22, 2003, as reported on the OTCBB, was approximately $2,460,359.  Shares of the
Registrant's  common  stock held by each  executive  officer and director and by each  person  who owns 10% or more of the  outstanding  common  stock,  based on
Schedule 13D or G filings,  have been excluded  since such persons may be deemed affiliates.  This  determination  of  affiliate  status  is  not  necessarily  a conclusive determination for other purposes.

            As  of  July  22,  2003,   there  were  29,859,808   shares  of  the
Registrant's common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

            Documents Incorporated by Reference: None

            Geoworks  Corporation  (the "Company" or  "Geoworks")  hereby amends
Items 10 through 13 of its Form 10-K for the fiscal year ended  March 31,  2003, as filed with the  Securities  and  Exchange  Commission  on June 30,  2003,  to
disclose the information  originally anticipated to be incorporated by reference from the Company's  definitive proxy statement pursuant to Regulation 14A of the
General Rules and Regulations under the Securities Exchange Act of 1934.

                                    PART III

ITEM 10.    DIRECTORS,   EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

BIOGRAPHICAL INFORMATION FOR DIRECTORS

The names of the  members of the Board of  Directors  (the  "Board") of Geoworks
Corporation (the "Company") as of July 22, 2003, and certain  information  about them are set forth below.

                                                                                        Director
    Name                  Age         Position with the Company                          Since
    ----                  ---         -------------------------                          -----

Mark E. Schwarz           42     Chief Executive Officer, President and Director       May 2003

Steve W. Mitchell         41     Director                                              April 2002

Steven J. Pully           43     Executive Vice President, General Counsel,            May 2003
                                 Secretary and Director

MARK E. SCHWARZ.  Mr. Schwarz joined the Board in May 2003. As of May 2003 until the present,  Mr. Schwarz has been serving as the Company's  President and Chief
Executive  Officer.  Since 1993, Mr. Schwarz has served,  directly or indirectly through entities he controls, as the sole general partner of Newcastle Partners,
L.P. ("Newcastle"), a private investment firm. Since 2000, he has also served as the Chief Executive  Officer of Newcastle  Capital  Management,  L.P., a private investment  management  firm.  From 1995 until 1999, Mr. Schwarz was also a Vice
President of Sandera  Capital  Management,  L.L.C.,  a private  investment  firm associated  with the Lamar Hunt family.  Mr. Schwarz  presently  serves as Chief
Executive  Officer and  Chairman of the Board of  Hallmark  Financial  Services,
Inc., a property and casualty  insurance  company.  Mr.  Schwarz also  presently serves as a director of Bell Industries,  Inc., a company  primarily  engaged in
providing  computer  systems  integration   services;   Nashua  Corporation,   a
manufacturer of specialty papers, labels and printing supplies; Pizza Inn, Inc., an  operator  and  franchisor  of pizza  restaurants;  SL  Industries,  Inc.,  a developer of power  systems used in a variety of aerospace,  computer,  datacom, industrial, medical, telecom, transportation and utility equipment applications;
WebFinancial Corporation,  a banking and specialty finance company, and Pinnacle
Frames and  Accents,  Inc.,  a private  company  engaged in mass  production  of picture frame products.

STEVE W. MITCHELL.  Mr. Mitchell joined the Board in April 2002. From April 2002 through April 30, 2003, Mr.  Mitchell served as the Company's  President,  Chief
Executive Officer and Director. Mr. Mitchell joined the Company in November 2000 as Vice  President of Human  Resources.  From  January  1999 to April 2002,  Mr.
Mitchell served as chief operating  officer for Aureal Inc., a semiconductor and software firm  specializing in 3-D audio for the PC industry.  From June 1993 to
November  1998,  Mr.  Mitchell  held  various  management  positions  at  Nextel
Communications,  a telecommunications  company, where he was involved in driving and  supporting  the  rapid  growth  of the  company  and  was  responsible  for integration efforts with several acquisitions.  Mr. Mitchell also had management
recruiting   responsibilities   at  Pacific  Gas  and  Electric  and  Management
Recruiters  International.  Mr.  Mitchell  holds  a B.A.  in  English  from  the
California State University at Hayward.

STEVEN J. PULLY.  Mr. Pully joined the Board in May 2003.  Since June 2003,  Mr.
Pully has  served as the  Company's  Secretary,  Executive  Vice  President  and
General  Counsel.  Mr. Pully is the president of Newcastle  Capital  Management,
L.P., a private investment management firm; and is currently a director of Pizza
Inn Inc.,  an operator  and franchisor  of pizza  restaurants and a director and chief executive officer of privately-held  Pinnacle Frames and Accents,  Inc., a company engaged in mass production of picture frame products.  Prior to becoming affiliated with Newcastle Capital  Management,  L.P. in late 2001, from May 2000 to  December  2001,  Mr.  Pully  was a  managing  director  in the  mergers  and acquisitions  department of Banc of America  Securities and from January 1997 to
May 2000 was a senior  managing  director at Bear Stearns.  Prior to becoming an investment banker,  Mr. Pully practiced  securities and corporate law at Baker &
Botts.  Mr.  Pully is a CPA and a member of the Texas Bar. He  graduated  with a
BSBA from Georgetown University and a J.D. from The University of Texas.

On January 2003, the following directors of the Company resigned from the Board:
Mr. John B. Balousek,  Mr. Frank S. Fischer,  Mr. Stephen T. Baker and Mr. James
M. Judge. In connection with these resignations and recognizing that the Company was no longer required to comply with Nasdaq's  continued listing standards as a result of the delisting of the Company's  common stock from the Nasdaq  National
Market System and the Nasdaq SmallCap Market,  the Board deemed it was advisable and in the best  interest of the Company and its  stockholders  to terminate the
Compensation  and Audit Committees of the Board and to conduct all businesses of the Board at the Board level.  Board  members Mr. David J. Domeier and Mr. David
L. Grannan resigned from the Board April 30, 2003.

Effective as of April 30, 2003, in connection  with the sale of our common stock to Newcastle (the "Stock Sale") and Mark E. Schwarz, Mr. Mitchell agreed to step down from his position as President and Chief Executive  Officer of the Company.
Mr.  Mitchell  continues  to serve on the Board  and is acting as the  financial expert on the Board because of his professional  experience and knowledge of the books and records of the Company.

BIOGRAPHICAL INFORMATION FOR OTHER EXECUTIVE OFFICERS

The following table sets forth the name, age and position of the other executive officer  of the  Company  as of July  22,  2003 of the  Company.  The  Company's
executive officers are appointed by and serve at the discretion of the Board.

     Name                        Age                Position
     ----                        ---                --------

John P. Murray                   34           Vice President and Chief Financial
                                              Officer

JOHN  P.MURRAY has been Chief  Financial  Officer of the Company since May 2003.
Mr.  Murray  also serves as the Chief  Financial  Officer of  Newcastle  Capital
Management,  L.P. a private investment  management firm which is an affiliate of
Newcastle Partners, L.P. From January 1998 until June 2001, Mr. Murray served as a partner at Speer & Murray,  Ltd, a Dallas based  accounting firm. From October
1991 until November 1995, Mr. Murray served as an accountant with Ernst & Young,
LLP. Mr. Murray has been a Certified Public Accountant since January 1992.

Following the Stock Sale, Timothy J. Toppin resigned as Vice President and Chief
Financial Officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities  Exchange Act of 1934, as amended,  requires the
Company's officers and directors, and persons who own more than ten percent of a registered  class  of the  Company's  equity  securities,  to  file  reports  of ownership  on Form 3 and  changes  in  ownership  on  Form 4 or Form 5 with  the
Securities and Exchange Commission ("SEC").  Such officers and directors and 10%
stockholders  are also  required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

Based  solely on its  review  of the  copies of such  forms  received  by it, or written  representations  from certain reporting  persons,  the Company believes that during the fiscal year ended March 31, 2003,  there was compliance with the
Form 3,  Form 4 and  Form 5  filing  requirements  applicable  to its  officers, directors and 10% stockholders.

ITEM 11.    EXECUTIVE COMPENSATION.

The  following  table sets  forth  annual  compensation  received  for  services rendered to the  Company,  for the last three fiscal years ended March 31, 2001,
2002 and 2003 by each of the Chief  Executive  Officer and each of the following executive  officers  (collectively,  the "Named Executive  Officers") who served with the Company  during the fiscal year ended March 31, 2003 (the "Last  Fiscal
Year").

                           SUMMARY COMPENSATION TABLE

                                                                                                          Long-Term
                                                                                                          Compensation
                                                                          Annual Compensation             Awards

                                                                                                          Number of
                                                                                                          Securities
                                                                                                          Underlying
                                                                                      401(k) Matching     Number of
Name and Principal Position                   Year    Salary ($)     Bonus ($) (1)    Contributions ($)   Options (#) (2)
---------------------------                   -----   ----------     -------------    -----------------   ---------------

Steve W.  Mitchell (3)                        2003    $  180,707     $    60,000        $      0            525,000
President and Chief Executive Officer         2002    $  145,000     $    29,084        $  3,756            150,000
                                              2001    $   58,834     $    16,962        $      0                  0

James Given (4)                               2003    $  125,019     $    30,000        $      0            337,500
Vice President and General Counsel            2002    $  125,000     $    24,093        $  3,332            150,000
                                              2001    $        0     $         0        $      0                  0

Timothy J. Toppin (5)                         2003    $  153,672     $    60,000        $      0            337,500
Vice President, Chief Financial Officer       2002    $  145,000     $    29,380        $  2,323            150,000
                                              2001    $  132,396     $    22,213        $  1,838            176,800

(1)   Includes  regular  cash bonuses  earned for the Last Fiscal Year,  whether accrued or paid.

(2)   Each of Messrs.  Mitchell,  Given, and Toppin was granted 500,000, 250,000 and 250,000 of stock  options,  with an exercise  price of $.11 per share, respectively,  in June 2002.  Messrs.  Given's and Toppin's  stock options expire July 29, 2003.

(3)   Mr.  Mitchell  joined the Company in November  2000 as Vice  President  of
      Human  Resources.  Mr.  Mitchell  was  promoted  to  President  and  Chief
      Executive Officer and joined the Board in April 2002.  Effective April 30,
      2003 in connection  with the Stock Sale, Mr.  Mitchell agreed to step down from his position as President and Chief Executive  Officer.  He continues to serve on the Board.

(4)   Effective  April 30, 2003,  in connection  with the Stock Sale,  Mr. Given resigned as Vice President and General Counsel.

(5)   Mr.  Toppin was  promoted  from  Controller  to Vice  President  and Chief
      Financial  Officer  in  September  2000.  Effective  April  30,  2003,  in
      connection  with the Stock Sale,  Mr. Toppin  resigned as Chief  Financial
      Officer.

                        OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth certain information with respect to stock options awarded to each of the Named Executive  Officers during the Last Fiscal Year. In accordance with the rules of the Securities and Exchange Commission,  also shown below is the potential realizable value over the term of the options (the period from the grant date to the  expiration  date)  based on  assumed  rates of stock appreciation  of 5% and 10%,  compounded  annually  and  rounded to the  nearest dollar.  These amounts are based on certain assumed rates of appreciation and do not represent the Company's estimate of future stock price  performance.  Actual gains, if any, on stock option exercises will be dependent on the common stock's future  price  performance.  If the  stock  price  does not  increase  above the exercise price at the time of exercise,  realized  value to the Named  Executive
Officers from these options will be zero.

                                           Individual Grants                                     Potential Realizable
                         ---------------------------------------------------------                Value at Assumed
                         Number of                                                                 Annual Rate of
                         Securities       % of Total                                                Stock Price
                         Underlying         Options                                             Appreciation for
                          Options         Granted to       Exercise                                Option Term
                          Granted          Employees       Price Per    Expiration     --------------------------------
         Name               (1)         in Fiscal 2003       Share         Date               5%                 10%
         ----               ---         --------------       -----         ----        ---------------    -------------

Steve W. Mitchell         500,000            17.36%          $.11       06/11/2012        $ 89,589.20       $142,655.84
James Given               250,000             8.68%          $.11       06/11/2012        $ 44,794.60       $ 71,327.92
Timonthy J. Toppin        250,000             8.68%          $.11       06/11/2012        $ 44,794.60       $ 71,327.92

(1)   Each of these options were issued to the Named Executive  Officer and have a ten-year  term and vest at a rate of 1/12th of the option per month over
      12 months  beginning June 11, 2002.  Messrs.  Given's and Toppin's options expire as of July 29, 2003 as a result of their  resignation  on April 30,
      2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

The following  table provides  information  with respect to the Named  Executive
Officers' unexercised options at March 31, 2003.

                                                          Number of Securities Underlying      Value of Unexercised In-the-Money
                                                           Unexercised Options at Fiscal               Options  at Fiscal
                                                                     Year-End                                Year-End
                      Shares                          -----------------------------------      ------------------------------------
                   Acquired on          Value
         Name      Exercise (#)   Realized ($) (1)    Exercisable (#)      Unexercisable (#)    Exercisable (#)   Unexercisable (#)
         ----      ------------   ----------------    ---------------      -----------------    ---------------   -----------------

Steve W. Mitchell       --       $       --              525,000                 125,000             $     0            $     0
James Given             --       $       --              337,500                  12,500             $     0            $     0
Timothy J. Toppin       --       $       --              337,500                  62,500             $     0            $     0

(1)   No options were  exercised  by Named  Executive  Officers  during the Last
      Fiscal Year.

The Company does not have any Long Term Incentive Plans.

  EMPLOYMENT CONTRACTS, TERMS OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

In May 2003, in accordance  with the Company's  severance  policy and employment agreements,  Messrs.  Mitchell,  Toppin and Given were paid $85,000, $72,500 and
$60,000,  respectively,  as a result of the changes in the Board and  management that resulted from the Stock Sale.

                      CHIEF EXECUTIVE OFFICER COMPENSATION

As Chief  Executive  Officer,  Mr. Schwarz  currently has no annual salary.  Mr.
Schwarz is entitled,  at the  discretion of our Board,  to  performance  bonuses which may be based  upon a variety of factors  and to  participate  in the stock incentive plans and other bonus plans adopted by us based on his performance and the Company's performance.

                         CHANGE IN CONTROL ARRANGEMENTS

Each of the new  options  granted  on June  11,  2002  provides  that 50% of the unvested  portion of the option  will vest in full upon a Change of Control  (as defined  below) and the  remainder  of the option will vest in full in the event that the optionee's employment with the Company is terminated upon the Change of
Control.

As defined in each of the new options, "Change of Control" means:

            o      A merger or consolidation in which securities possessing more than 50% of the total combined  voting power of the Company's outstanding securities are transferred to one or more persons who were not stockholders of the Company  immediately  before such merger or consolidation; or

            o      The  sale,   transfer   or  other   disposition   of  all  or
                   substantially all of the Company's assets.

A transaction shall not constitute a Change of Control if its sole purpose is to change the Company's state of  incorporation or to create a holding company that will be owned in substantially  the same proportions by the persons who held the
Company's securities immediately before such transaction.

                              DIRECTOR COMPENSATION

The  Company  provides  cash  compensation  of $1,000 per quarter to each of its non-employee  directors for service as directors and has reimbursed their travel expenses for  attending  meetings.  Non-employee  directors are also eligible to receive  discretionary  stock option grants under the Company's 1994 Stock Plan.
During the Last Fiscal Year, the Company's non-employee directors (Mr. Balousek,
Mr.  Fischer,  Mr. Baker,  Mr. Judge,  Mr. Domeier,  and Mr.  Grannan)  received discretionary  stock option grants.  Each non-employee  director received 50,000 options each exercisable for one share of common stock with an exercise price of
$.11 each. During Last Fiscal Year, none of these options were exercised. All of these options shall expire as of July 29, 2003.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As previously  discussed,  as a result of the delisting of the Company's  common stock from the Nasdaq National Market System and the Nasdaq SmallCap Market, and
the  resignation  of four members of the Board in January 2003, the Board deemed it was advisable and in the best interest of the Company and its stockholders to terminate the Compensation  Committee of the Board and to conduct all businesses of the Board at the Board level.

During Last Fiscal Year, except for Mr. Mitchell,  no member of the Board was an executive officer (within the meaning of the federal securities law) or employee of the  Company.  None of the  members of the Board at any time  during the Last
Fiscal  Year and no  executive  officer  of the  Company is or has served on the board of directors or  compensation  committee of any other  company that has or has had one or more of its executive officers serve as a member of the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  following  table  sets  forth  certain  information  known  to the  Company regarding the beneficial  ownership of the Company's common stock as of July 22,
2003, by (a) each  stockholder who is known by the Company to  beneficially  own more than 5% of the Company's  common stock,  (b) the Company's  Chief Executive
Officer and the four other most highly compensated  executive officers (based on salary and bonus  during the Last  Fiscal  Year) who were  serving as  executive officers at the end of the Last Fiscal  Year (the "Named  Executive  Officers"),
(c) each  director/nominee  of the Company,  and (d) all current  directors  and executive officers of the Company as a group. To the Company's knowledge, except as  otherwise  indicated in the  footnotes  to this table,  each person has sole voting and  investment  power with respect to all shares  shown as  beneficially owned  by them,  subject  to  community  property  laws  where  applicable.  The percentages in the column entitled "Percentage of Common stock Outstanding" were determined  using  29,859,808  shares of common stock, the number of outstanding shares of common stock on July 22, 2003.

                                       Shares Beneficially      Percentage of Common stock
Beneficial Owner                             Owned                     Outstanding
----------------                             -----                     -----------

Newcastle Partners, L.P.                   3,788,952                    12.69%
Mark E. Schwarz (1)                        7,477,905                    25.04%
James Given (2)                              337,500                     1.12%
Steve W. Mitchell (3)                        665,000                     2.18%
Timothy J. Toppin (4)                        337,500                     1.12%
Steven J. Pully (5)                                0                       0
John P. Murray (5)                                 0                       0
All directors and executive officers       8,142,905                    26.69%
as a group (4 persons)(6)

(1)   Includes 3,788,952 shares owned by Newcastle  Partners,  LP, for which Mr.
      Schwarz  disclaims  beneficial ownership.  Mr. Schwarz is the sole general partner of  Newcastle  Partners,  L.P.,  directly  or  indirectly  through entities he controls.

(2)   Represents  337,500 shares issuable upon the exercise of options that were exercisable as of July 22, 2003 and expire July 29, 2003.

(3)   Includes  650,000  shares  issuable upon the exercise of options that were exercisable as of July 22, 2003.

(4)   Represents  337,500 shares issuable upon the exercise of options that were exercisable as of July 22, 2003 and expire July 29, 2003.

(5)   Excludes 3,788,952 shares owned by Newcastle Partners,  LP, for which each of Mr. Pully and Mr. Murray disclaims beneficial ownership.

(6)   Includes  650,000  shares  issuable  upon  exercise  of options  that were exercisable  as of July  22,  2003.  Includes  3,788,952  shares  owned by
      Newcastle  Partners,  LP, for which each of Mr. Murray,  Mr. Pully and Mr.
      Schwarz disclaims beneficial ownership.

       DISCLOSURE WITH RESPECT TO THE COMPANY'S EQUITY COMPENSATION PLANS

The following table gives  information  about the existing  equity  compensation plans  as  of  March  31,  2003,  including,  the  1994  Stock  Plan,  the  1996
Supplemental  Plan  (the  "1996  Plan")  and the 1997  Supplemental  Plan for UK
Employees (the "UK Plan"), collectively referred to as the "Plans".

--------------------------------------------------------------------------------------------------------------------

                                  (a)                          (b)                           (c)
--------------------------------------------------------------------------------------------------------------------
                                                                                    Number of securities remaining
                         Number of securities to      Weighted-average exercise      available for future issuance
                         be issued upon exercise         price of outstanding       under equity compensation plans
                         of outstanding options,              options,             (excluding securities reflected in
 Plan Category             warrants and rights           warrants and rights                column (a))
---------------------------------------------------------------------------------------------------------------------
Plan Approved by              2,015,892                      $1.18                            3,643,555
Stockholders
---------------------------------------------------------------------------------------------------------------------
Plans Not Approved            1,828,331                      $0.95                            1,946,774
by Stockholders
---------------------------------------------------------------------------------------------------------------------
Total                         3,844,223                      $1.07                            5,590,329
---------------------------------------------------------------------------------------------------------------------

THE 1996 PLAN AND THE UK PLAN

In 1996  and  1997,  the  Board  approved  the 1996  Plan  and the UK Plan  (the
"Non-Stockholder Approved Plans"),  respectively.  These Plans were not required to be and were not approved by the  Company's  stockholders.  The purpose of the
Non-Stockholder  Approved  Plans is to attract  and  retain  the best  available personnel for positions of substantial  responsibility and to provide additional incentives.  Under the 1996 Plan,  grants may be made to officers,  employees or consultants  of the  Company.  Grants  may not be made  under  the 1996  Plan to members  of the  Company's  Board.  Under  the UK  Plan,  grants  may be made to employees or  consultants  of the  Company.  Grants may not be made under the UK
Plan to members of the Company's  Board.  Each of the  Non-Stockholder  Approved
Plans  authorizes  the grant of  non-qualified  stock  options with terms not to exceed ten years from the date of grant. Historically, options granted under the
Non-Stockholder  Approved Plans vested ratably over a four-year period beginning at the grant date and  expired ten years from the date of grant;  however,  as a result of the grants made in June 2002, all of the outstanding options under the
Non-Stockholder  Approved Plans vest over a twelve-month period beginning on the date of grant.  The Board may amend or terminate  the  Non-Stockholder  Approved
Plans without stockowner approval,  but no amendment or termination of either of the  Non-Stockholder  Approved Plans may adversely  affect any award  previously granted under the plan without the written consent of the award recipient.

ITEM 13. CERTAIN TRANSACTIONS

The  Company  has  entered  into  indemnification  agreements  with  each of its directors  and  executive  officers.  These  agreements  require  the Company to indemnify such  individuals to the fullest extent  permitted by Delaware law for certain  liabilities  to which  they may  become  subject  as a result  of their affiliation with the Company.  As a matter of policy,  all transactions  between the Company and any of its  officers,  directors or principal  stockholders  are approved by a majority of the  disinterested  members of the Board,  on terms no less  favorable to the Company than could be obtained  from  unaffiliated  third parties and must serve the bona fide business purposes of the Company.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Date: July 29, 2003

                                    GEOWORKS CORPORATION

                                    By: /s/ Mark E. Schwarz
                                        ------------------------------------
                                        Mark E. Schwarz
                                        President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the dates indicated.

Signature                  Title                                   Date

/s/ Mark E. Schwarz
-----------------------    President, Chief Executive Officer,     July 29, 2003
Mark E. Schwarz            and Director (Principal Executive
                           Officer)

/s/ Steven  J.  Pully
-----------------------    Director and  Secretary                 July 29, 2003
Steven  J.  Pully

/s/ Steve W. Mitchell*
-----------------------    Director                                July 29, 2003
Steve W. Mitchell

/s/ John  P. Murray
-----------------------    Chief Financial Officer                 July 29, 2003
John  P. Murray            (Principal Financial Officer)

*  Power of Attorney:  6/30/2003

   /s/ Mark E. Schwarz
   -------------------
   Mark E. Schwarz