Form 10-Q
period 2003-06-30
GEOWORKS /CA/
filed 2003-08-14
CIK 922285

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
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

             For the transition period from ________ to ___________.

                                     0-23926
                            (Commission file number)

                                 --------------
                              GEOWORKS CORPORATION
             (Exact name of registrant as specified in its charter)
                                 --------------

       Delaware                                              94-2920371
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   300 Crescent Court, Suite 1110
         Dallas, Texas                                         75201
(Address of principal executive offices)                    (Zip Code)

                                 (214) 661-7479
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

            As of August 12, 2003, the Company had outstanding 29,869,808 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets:
             June 30, 2003 and March 31, 2003...........................     3
           Condensed Consolidated Statements of Operations:
             Three Months ended June 30, 2003 and 2002 .................     4
           Condensed Consolidated Statements of Cash Flows:
            Three Months ended June 30, 2003 and 2002...................     5
           Notes to Condensed Consolidated Financial Statements.........     6

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.............................    16

SIGNATURES..............................................................    17

PART I. FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                              June 30,    March 31,
                                                                2003        2003
                                                              --------    ---------
                             ASSETS
Current assets:

   Cash and cash equivalents .............................     $  628     $  729
   Accounts receivable, net ..............................         29         31
   Restricted cash .......................................        200       --
   Prepaid expenses and other current assets .............        102        476
                                                               ------     ------
                                                               $  959     $1,236
                                                               ======     ======

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ......................................     $   93     $  228
   Accrued liabilities ...................................        281        576
   Deferred revenue ......................................        104        179
                                                               ------     ------
      Total current liabilities ..........................        478        983

Stockholders' equity .....................................        481        253
                                                               ------     ------
                                                               $  959     $1,236
                                                               ======     ======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                     Three months ended
                                                                          June 30
                                                                      2003       2002
                                                                  ---------------------

Operating expenses:
    Legal                                                          $     18    $    135
    Other general and administrative                                    195         443
                                                                   --------------------
Total operating expenses                                                213         578
                                                                   --------------------
Operating loss                                                         (213)       (578)

Other income (expense):
    Interest income                                                    --             7
                                                                   --------------------
Total other income, net                                                --             7
                                                                   --------------------
Loss before discontinued operations                                    (213)       (571)
Income (loss) from discontinued operations - net of income taxes         89      (1,072)
                                                                   --------------------
Net loss                                                           $   (124)   $ (1,643)
                                                                   ====================

Loss from discontinued operations                                     (0.00)      (0.05)
                                                                   --------------------
Net loss per share - basic and diluted                             $  (0.01)   $ (0.07)
                                                                   ====================
Shares used in net loss per share
     computation - basic and diluted                                 27,053      23,576
                                                                   ====================

                             See accompanying notes.

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                         Three months ended
                                                                             June 30
                                                                          2003       2002
                                                                       -------------------
OPERATING ACTIVITIES
Loss before discontinued operations                                    $  (213)   $  (571)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                     --           21
         Amortization of deferred compensation                            --           25
         Changes in assets and liabilities - continuing operations        (256)       (25)
                                                                       -------    -------
Cash used in operating activities - continuing operations                 (469)      (550)
                                                                       -------    -------

Income (loss) from discontinued operations                                  89     (1,072)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                     --           47
         Amortization of goodwill and other intangible assets             --          300
         Provision for doubtful accounts                                  --           10
         Write-down of goodwill and other long-lived assets               --          719
         Changes in assets and liabilities - discontinued operations       (73)      (966)
                                                                       -------    -------
Cash provided by (used in) discontinued operations                          16       (962)
                                                                       -------    -------
Net cash used in operating activities                                     (453)    (1,512)

INVESTING ACTIVITIES
Purchases of property and equipment                                       --          (14)
Proceeds from sales and disposals of property and equipment               --           20
                                                                       -------    -------
Net cash provided by investing activities                                 --            6

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                     352       --
                                                                       -------    -------
Net cash provided by financing activities                                  352       --
                                                                       -------    -------

Net decrease  in cash and cash equivalents                                (101)    (1,506)
Cash and cash equivalents, beginning of period                             729      3,136
                                                                       -------    -------
Cash and cash equivalents, end of period                               $   628    $ 1,630
                                                                       =======    =======

                             See accompanying notes.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed  consolidated financial statements for the three months ended June
30,  2003 and 2002 are  unaudited  and have been  prepared  in  accordance  with accounting  principles  generally  accepted in the United  States of America and instructions  to Form 10-Q and Article 10 of the  Regulation  S-X.  Accordingly,
they do not  include all of the  information  in notes  required  by  accounting principles  generally  accepted  in the United  States of America  for  complete financial statements. In the opinion of management,  all adjustments (consisting only of normal recurring  adjustments)  necessary for a fair presentation of the consolidated  financial  position  and  results of  operations  for the  interim periods have been  included.  The condensed  consolidated  financial  statements should be read in conjunction  with the  consolidated  financial  statements and notes thereto,  together with Management's  Discussion and Analysis of Financial
Condition and Results of  Operations,  included in Geoworks  Corporation's  (the
"Company's")  Annual  Report to  Shareholders  on Form 10-K for the fiscal  year ended March 31, 2003.  The results of operations for the three months ended June
30, 2003 are not  necessarily  indicative  of the results to be expected for the entire fiscal year.

Certain  reclassifications  have  been  made  to the  prior  period's  financial statements to conform to the current period's presentation.

2. SIGNIFICANT EVENTS

In April 2003,  we sold  7,377,905  shares of our common  stock  ("Stock  Sale")
(representing  25% of our  common  stock  after the  transaction)  to  Newcastle
Partners L.P. ("Newcastle") and Mark E. Schwarz, an affiliate of Newcastle,  for total  consideration  of  $325,000.  Pursuant  to the stock  purchase  agreement entered into in  connection  with the Stock Sale,  $200,000 of the proceeds from the Stock Sale are being held in restricted  cash. In connection with this stock sale,  Mr.  Schwarz and Steven J. Pully,  who is also an affiliate of Newcastle, joined the Board of Directors  and a new operating  management  team assumed the management of the Company.  Steve Mitchell, the Chief Executive Officer prior to the transaction, remains as a Director. He and the other officers of the Company agreed to step down from  their  management  positions  in  connection  with the transaction.

3. NET LOSS PER SHARE

Basic net loss per share  information for all periods is presented in accordance with the  requirements of Statement of Financial  Accounting  Standards No. 128,
"Earnings per Share" ("SFAS 128").  Basic  earnings per share is computed  using the weighted  average  number of shares of common stock  outstanding  during the
period  and  excludes  any  dilutive   effects  of   outstanding   common  stock
equivalents.  The effect of potentially dilutive stock options has been excluded from the  computation  of diluted net loss per share because the effect of their inclusion would be antidilutive.

If the Company had  reported net income for the three months ended June 30, 2003 and 2002, the calculation of diluted  earnings per share for those periods would have included the effect of dilutive  common stock  options,  computed using the treasury  stock  method.  The  calculation  would have included the common stock equivalent  effect of 275,221  shares for the three  months ended June 30, 2002.
There were no dilutive common stock  equivalents for the three months ended June
30, 2003.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. STOCK COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS 123 as amended by
SFAS 148 and applies APB Opinion 25 and related  interpretations  in  accounting for its stock option and employee stock purchase plans. No stock-based  employee compensation  cost is reflected in net loss, as all options  granted under those plans have an exercise price equal to the market value of the underlying  common stock on the date of grant. Had compensation  cost for the Company's stock plans been  determined  based on the fair value at the grant  date for  awards  during fiscal  2004 and 2003 the  Company's  net loss and net loss per share would have been increased to the pro forma amounts  indicated  below (in thousands,  except per share amounts):

                                                     Three months ended June 30
                                                     --------------------------
                                                       2003           2002
Net loss, as reported                                $  (124)     $  (1,643)

Net loss, pro forma                                  $  (148)     $  (2,315)

Loss per share:
    Basic and diluted - as reported                  $ (0.01)     $   (0.07)
    Basic and diluted - pro forma                    $ (0.01)     $   (0.10)

5. COMPREHENSIVE LOSS

"Other comprehensive  income (loss)" refers to revenues,  expenses and gains and losses  that are not  included  in net income  (loss)  but  rather are  recorded directly in stockholders'  equity.  The components of comprehensive loss for the three months ended June 30, 2003 and 2002 were as follows (in thousands):

                                                          Three months ended
                                                                June 30
                                                         ---------------------
                                                            2003       2002
                                                         ---------------------
Net loss................................................ $  (124)  $   (1,643)
Foreign currency translation adjustments................       -            9
                                                         -------   ----------
Comprehensive loss...................................... $  (124)  $   (1,634)
                                                         =======   ==========

6. RESTRUCTURING CHARGES

The activities relating to restructuring  during the three months ended June 30,
2003 consisted of terminating  existing contract  relationships  that arose from the various  reorganizations and restructurings  during the year ended March 31,
2003. No new restructuring  charges were recorded in the three months ended June
30, 2003.

The following table summarizes the restructuring activity (in thousands):

                                                   Contract
                                                  termination
                                                     costs

Restructuring liabilities at March 31, 2003..        $  91
Amounts paid..................................         (15)
                                                     -----
Balance, June 30, 2003........................       $  76
                                                     =====

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. DISCONTINUED OPERATIONS

In February 2003, the Company ceased ongoing business  activity of its remaining operating  division (located in the UK) because of continued market  uncertainty and the inability to generate cash through strategic  alternatives.  The Company announced  that it was ceasing  operations  in the UK and entered  into a mutual release  agreement with Teleca Ltd.  ("Teleca") which allowed Teleca to hire the
Company's  former UK  employees  and to engage in  business  with the  Company's former  customers.  In  consideration  of the release,  Teleca agreed to pay the
Company approximately  $520,000, one half on signing the release and the balance after ninety days.

As a result of previous  restructurings  and ceasing  operations  in the UK, the
Company no longer has any employees engaged in revenue generating activities and
the  historical  results  of  substantially  all  of  the  Company's   operating
activities are shown as discontinued operations. Interest has not been allocated to  discontinued  operations.  Income taxes were all  allocated to  discontinued
operations because they relate primarily to foreign withholding tax on royalties and sale of patents.

Financial  information  previously  reported in the statement of operations  and cash flows for the the three months  ended June 30, 2002 have been  reclassified to  present  substantially  all  of the  Company's  operations  as  discontinued
operations  (with the  exception  of  corporate  office  legal and  general  and administrative expenses),  consistent with the presentation for the three months ended June 30, 2003.

Summarized financial  information for the results of discontinued  operations is as follows (in thousands):

                                                             Three months ended June 30
                                                             --------------------------
                                                                  2003         2002
                                                             --------------------------

Total net revenues                                              $   104     $ 1,011

Operating expenses:
       Cost of revenues, sales and marketing, research
       and development  and general and administrative
       expenses                                                      11       1,061
       Amortization of goodwill and other intangible assets        --           300
       Write-down of goodwill and other long-lived assets          --           719
                                                                -------     -------
Total operating expenses                                             11       2,080
                                                                -------     -------
Income (loss) before income taxes                                    93      (1,069)
Provision for income taxes                                            4           3
                                                                -------     -------
Loss from discontinued operations - net of taxes                $    89     $(1,072)
                                                                =======     =======

Revenues from related parties                                   $   104     $   120
                                                                =======     =======

Assets and  liabilities  attributable  to the  discontinued  businesses  were as follows (in thousands):

                                                            June 30, 2003   March 31, 2003
                                                            ------------------------------

Current assets                                              $     47          $    52
Current liabilities                                               47               45

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report contains  forward-looking  statements  within the meaning of Section
27A of the  Securities  Act of 1933,  as amended  (the  "Securities  Act"),  and
Section 21E of the  Securities  Exchange Act of 1934, as amended (the  "Exchange
Act"),  regarding future events and management's  plans and  expectations.  When used in this  Report,  the words  "believe",  "estimate",  "project",  "intend",
"expect" and "anticipate" and similar  expressions are intended to identify such forward-looking  statements.  Such  statements  are subject to certain risks and uncertainties, including those discussed below, which could cause actual results to differ materially from those projected.  These statements include but are not
limited  to  our  intentions  and  expectations  regarding:   our  limited  cash
resources;  our  significantly  reduced level of  operations,  dependence on one customer for almost all of our revenues;  our ability to acquire;  merge into an operating  business  or develop new  businesses,  our ability to sell any of our remaining assets;  our ability to terminate certain  contractual  obligations on acceptable terms;  economic  conditions,  and the health of financial markets in general.

These statements are subject to risks and uncertainties  that could cause actual results and events to differ  materially.  Other factors that may  contribute to such differences include, but are not limited to, those discussed in the section titled "Risk Factors Affecting Future Operating Results" of Part I of our Annual
Report on Form 10-K, as amended,  for the fiscal year ended March 31, 2003,  and
those  discussed   below.   Consequently,   the  inclusion  of   forward-looking
information should not be regarded as a representation by us or any other person that our objectives or plans will be achieved or that the  identified  risks are the only risks facing us. The reader is cautioned not to place undue reliance on the forward-looking  statements contained in this Report, which speak only as of the date this Report was  published.  We  undertake  no  obligation  to publicly release updates or revisions to these statements.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our discussion and analysis of financial  condition and results of operations is based upon our  Condensed  Consolidated  Financial  Statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States of  America.  The  preparation  of these  Condensed  Consolidated
Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets,  liabilities,  revenues,  and expenses,  and related disclosure  of contingent  assets and  liabilities.  We evaluate,  on an ongoing
basis,  our  estimates  and  judgments,   including  those  related  to  revenue
recognition,  bad debts, intangible assets, income taxes,  restructuring charges and  contingencies  such as  litigation.  We base our  estimates  on  historical experience  and other  assumptions  that we believe to be  reasonable  under the circumstances. Actual results may differ from those estimates.

The Company believes the following critical accounting policies include the more significant  estimates and assumptions  used by management in the preparation of its Condensed Consolidated Financial Statements.

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
PRIOR PERIODS,  IS THEREFORE NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED
FOR ANY SUBSEQUENT  PERIODS.  FUTURE PERIODS WILL PRIMARILY  REFLECT GENERAL AND
ADMINISTRATIVE  EXPENSES  ASSOCIATED WITH THE CONTINUING  ADMINISTRATION  OF THE
COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH AN ACQUISITION, MERGER OR
DEVELOPMENT OF NEW OPERATIONS.

ACCOUNTING FOR DISCONTINUED OPERATIONS

After  ceasing  operations  in  the UK  effective  February  1,  2003,  we  have essentially  exited  the  software  business  and  have  no  meaningful  revenue generating  assets or  personnel.  As a  result,  consistent  with US  Generally
Accepted Accounting Principles ("GAAP"),  most of our operating activity for the three  months ended June 30, 2003 and 2002 has been  disclosed in our  financial statements under the caption, "Income (loss) from discontinued  operations - net of taxes."

We do have one remaining software contract, with Toshiba, for the license of our
Mobile Server+  software.  This contract runs through September 2004. Any future proceeds or costs  generated  from this  contract  will also be accounted for as being part of discontinued operations.

As a result of our significantly  reduced revenue generating  activities and the expected substantial reduction in general and administrative  expenses,  much of the following  discussion of our historical operating results is not relevant to our continued  operations.  Consequently,  readers should focus on the Company's liquidity,  and should keep in mind that this discussion  reflects  management's current beliefs, intentions and expectations. Statements made in this discussion are  subject to risks and  uncertainties  that could  cause  actual  results and events to differ materially.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

LEGAL EXPENSES

In addition to third party legal fees, legal expenses include salaries, benefits and  related  facilities  overhead  expense  for the  Company's  in-house  legal personnel.  Legal  expenses  decreased by  $117,000,  or 87%, to $18,000 for the three  months  ended June 30, 2003 as compared to $135,000  for the three months ended June 30, 2002. Approximately $50,000 of this is due to personnel departure of our in-house  legal staff  effective May 1, 2003.  The remaining  decrease in legal expenses was due to lower outside legal cost accrual and non-cash  charges resulting  from the  amortization  of  deferred  compensation  related to option grants.  These options,  which were granted in fiscal 2001, were fully amortized by March 31, 2003.

OTHER GENERAL AND ADMINISTRATIVE

General  and  administrative  expenses  include  the costs for human  resources, finance,  general management functions and related facilities overhead.  General and administrative  expenses  decreased by $248,000, or 56%, to $195,000 for the three  months  ended June 30, 2003, as compared to $443,000 for the three months ended June 30, 2002. The expenses  decreased  primarily due to reduced headcount and reduced  facilities costs resulting from the restructuring  actions and cost reduction efforts made over the course of fiscal 2002 and 2003.

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

This  offer  to  exchange  options  constituted  a stock  option  repricing  for financial  accounting  purposes,  requiring  us to use  variable  accounting  to measure stock  compensation  expense  potentially  arising from the options that were subject to the offer,  including options retained by eligible optionees who elected not to participate  in the offer.  As these new options vest, at the end of each reporting period, we must recognize stock compensation  expense based on the excess,  if any,  of the quoted  market  price of our common  stock over the exercise price.  Subsequent declines in the intrinsic value of these new options and the  retained  options  may  result in  reversal  of  previously  recognized expense. After the options become fully vested, any additional  compensation due to changes  in  intrinsic  value  will be  recognized  as  compensation  expense immediately.  Such  variable  accounting  will  continue  until  each  option is exercised, forfeited, or canceled.

Because  the  closing  price of our common  stock as  reported by Nasdaq and the
OTCBB has been less than the $1.11  option  price on the last day of each of the calendar  quarters  since the grant,  no stock  compensation  has been  recorded through June 30, 2003.

INTEREST INCOME

Interest income decreased by $7,000, or 100%, to none for the three months ended
June 30, 2003, as compared to 2002.  This decrease was  attributable  to smaller cash balances  available for  short-term  investment as our cash  resources were depleted by our operations.

PROVISION FOR INCOME TAXES

The Company  accounts for income taxes in accordance with Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes".  Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the  Company.  The  provision  for income tax expense was $4,000 for the three  months ended June 30, 2003 and $3,000 for the three months ended June 30,
2002.  The increase is due to the increased  level of royalties  received in the current quarter as compared to the same period of the prior year.

Results of discontinued operations are as follows (in thousands):

                                                             Three months ended June 30
                                                             --------------------------
                                                                   2003        2002
                                                             --------------------------

Total net revenues                                              $   104     $ 1,011

Operating expenses: (excluding items discussed below)
       Cost of revenues, sales and marketing, research and
       development and general and administrative expenses           11       1,061
       Amortization of goodwill and other intangible assets        --           300
       Write-down of goodwill and other long-lived assets          --           719
                                                                -------------------
Total operating expenses                                             11       2,080
                                                                -------------------
Income (loss) before income taxes                                    93      (1,069)
Provision for income taxes                                            4           3
                                                                -------------------
Loss from discontinued operations - net of taxes                $    89     $(1,072)
                                                                ===================

Revenues from related parties                                   $   104     $   120
                                                                ===================

NET REVENUES

Net revenues decreased by $907,000 or 90% to $104,000,  during the quarter ended
June 30, 2003, as compared to the quarter ended June 30, 2002.  The  substantial decrease in revenues is the result of discontinuing  our operations in the UK in the  fourth  quarter of fiscal  2003.  During the  quarter  ended June 30,  2003
Toshiba, our only remaining customer, provided all of our limited revenue. These
revenues  are   attributable  to  license  and  maintenance  fees  for  our  MS+
technology.

OPERATING EXPENSES

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses  decreased by $1,050,000,  or 99% to $11,000,  during the quarter ended
June 30, 2003, as compared to the quarter ended June 30, 2002. The reductions in these operating  expenses reflect our  discontinuing of our remaining  operating division in the UK in the fourth quarter of fiscal 2003.  The current  quarter's operating expenses represent  maintenance cost associated with our contract with
Toshiba our only remaining customer.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of goodwill and other intangibles  decreased by $300,000 or 100% to
$0,  during the quarter  ended June 30, 2003,  as compared to the quarter  ended
June 30, 2002. The $300,000 of amortization  recorded for the quarter ended June
30, 2002 related to certain  technologies  and patents for which the values were subsequently written off.

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

Write-down of goodwill and other long-lived assets decreased by $719,000 or 100%
to $0,  during the quarter ended June 30, 2003, as compared to the quarter ended
June 30, 2002. The $719,000  write-down  recorded for the quarter ended June 30,
2002  related  to  certain  intangble  assets  from  the  AirBoss   acquisition.
Subsequently, these intangibles were completely written off.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash  equivalents  were  $628,000 at June 30, 2003,  compared  with
$729,000 at March 31, 2003. The overall decrease in cash and cash equivalents is due primarily to cash used in operating activities- continuing operations offset by  cash  providing  by  operating  activities-discontinued  operations  and the proceeds  from the  Stock  Sale and the  exercise  of  employee  stock  options.
Pursuant to the stock  purchase  agreement  entered into in connection  with the
Stock  Sale,  $200,000  of the  proceeds  from the Stock  Sale are being held in restricted cash.

We expect to incur  additional  operating  losses at least through  fiscal 2004, which  will  continue  to  have a  negative  impact  on  liquidity  and  capital resources.

Purchases of property and equipment for the three months ended June 30, 2003 and
2002 were $0, and $14,000,  respectively.  In general,  capital spending is done only to meet customer requirements.

As of March  31,  2003 the  Company  has no  minimum  payments  remaining  under non-cancelable operating leases.

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted  for 100% of our  revenues in the  quarter  ended June 30, 2003 and is currently  projected to generate all of our limited  revenue  thereafter.  These
revenues  are   attributable  to  license  and  maintenance  fees  for  our  MS+
technology.

We currently  anticipate that our available funds will be sufficient to meet our projected needs to fund operations through fiscal 2004. This projection is based on several factors and assumptions, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including  how  successful we are in managing our  operating  expenses,  selling assets  and  how  successful  we  are  in  settling  our  remaining  contractual liabilities. Our future cash needs are also subject to the cash needs of any new business that we may enter into. As a result of the foregoing,  any  projections of future cash needs and cash sources are subject to substantial uncertainty.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

There have been no material  changes to our  exposure to market risk since March
31, 2003.

ITEM 4.  PROCEDURES AND CONTROLS

Within 90 days prior to the date of filing of this report,  the Company  carried out an  evaluation,  under the  supervision  and with the  participation  of the
Company's officers  performing the function of principal  executive officer (the
"Principal   Executive  Officer")  and  the  principal  financial  officer  (the
"Principal  Financial  Officer"),  of the design and  operation of the Company's disclosure  controls  and  procedures  pursuant  to  Rule  13a-14(c)  under  the
Securities  Exchange  Act of  1934.  Based  on this  evaluation,  the  Principal
Executive  Officer and Principal  Financial Officer concluded that the Company's disclosure  controls and procedures  are effective for gathering,  analyzing and disclosing the information the Company is required to disclose in the reports it files  under  the  Securities  Exchange  Act of 1934,  within  the time  periods specified  in the SEC's rules and forms.  The  Principal  Executive  Officer and
Principal  Financial  Officer  also  concluded  that  the  Company's  disclosure controls  and  procedures  are  effective  in timely  alerting  them to material information  relating  to the Company  required to be included in the  Company's periodic SEC filings.  In connection  with the new rules,  the Company is in the process of  further  reviewing  and  documenting  its  disclosure  controls  and procedures,  including  its  internal  controls  and  procedures  for  financial reporting,  and may from time to time make  changes  designed  to enhance  their effectiveness and to ensure that the Company's systems evolve with its business.

There have been no significant  changes in the Company's internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of this evaluation.

PART II.  OTHER INFORMATION

ITEM 1. - ITEM 5. NOT APPLICABLE

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

           a)   Exhibits

        Exhibit
         Number      Description

         31.1        Controls  and   Procedures   Certification   of  the  Chief
                     Executive Officer dated August 13, 2003.

         31.2        Controls  and   Procedures   Certification   of  the  Chief
                     Financial Officer dated August 13, 2003.

         32.1        Certification  Pursuant  to 18 U.S.C.  Section  1350 of the
                     Chief Executive Officer dated August 14, 2003.

         32.2        Certification  Pursuant  to 18 U.S.C.  Section  1350 of the
                     Chief Financial Officer dated August 14, 2003.

           b)  Reports on Form 8-K

               The Company  filed the  following  reports on Form 8-K during the quarter ended June 30, 2003:

-On April 30, 2003, as amended May 12, 2003,  the Company filed a report on Form
8-K announcing an investment in the Company's  common stock and related  matters and certain board of directors and management changes.

-On May 8, 2003,  the Company  filed a report on Form 8-K  stating  that Ernst &
Young LLP was  replaced  as the  Company's  independent  auditors.  The  Company engaged Novogradac & Company LLP to serve as its independent accountants for the fiscal year ended March 31, 2003.

-On May 15,  2003,  the Company  filed a report on Form 8-K  amending the Rights
Agreement,  dated as of March 9, 2001 by and  between  the  Company  and  Mellon
Investor Services, LLC, as Rights Agent.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned executive officer.

                                                GEOWORKS CORPORATION

Date:  August 13, 2003                      By: /s/  Mark E. Schwarz
                                                --------------------------------
                                                Mark E. Schwarz
                                                Chief Executive Officer

                                            By: /s/  John P. Murray
                                                --------------------------------
                                                John P. Murray
                                                Chief Financial Officer

