Form 10-Q
period 2003-09-30
GEOWORKS /CA/
filed 2003-11-14
CIK 922285

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
     ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                       For the transition period from    to     .
                                                     ---    ---
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

     As of November 11, 2003, the Company had outstanding  29,869,808  shares of
Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                                                        Page
                                                                                                      ---------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheets: September 30, 2003 and March 31, 2003..................   3
         Condensed Consolidated Statements of Operations: Three and Six Months
            ended September 30, 2003 and 2002 .........................................................   4
         Condensed Consolidated Statements of Cash Flows: Six Months ended

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..............................................................  16

SIGNATURES.............................................................................................  17

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                  GEOWORKS CORPORATION
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                    (In thousands)

                                                                         September 30,     March 31,
                                                                             2003            2003
                                                                         -------------     ---------
                                                   ASSETS
Current assets:

   Cash and cash equivalents ...........................................     $  524          $  729
   Accounts receivable, net ............................................       --                31
   Restricted cash .....................................................        200            --
   Prepaid expenses and other current assets ...........................         45             476
                                                                             ------          ------
                                                                             $  769          $1,236
                                                                             ======          ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ....................................................     $    7          $  228
   Accrued liabilities .................................................        267             576
   Deferred revenue ....................................................         53             179
                                                                             ------          ------
      Total current liabilities ........................................        327             983

Stockholders' equity ...................................................        442             253
                                                                             ------          ------
                                                                             $  769          $1,236
                                                                             ======          ======

                             See accompanying notes

                                     GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (Unaudited)
                            (In thousands, except per share data)

                                                 Three months ended            Six months ended
                                                      September 30               September 30
                                                   2003         2002          2003          2002
                                                ----------------------      ----------------------
Operating expenses:
        Legal                                   $     12      $    265      $     30      $    400
        Other general and administrative             108           467           303           910
                                                --------      --------      --------      --------
Total operating expenses                             120           732           333         1,310
                                                --------      --------      --------      --------
Operating loss                                      (120)         (732)         (333)       (1,310)

Other income (expense):
   Interest income                                     1             4             1            11
                                                --------      --------      --------      --------
Total other income, net                                1             4             1            11
                                                --------      --------      --------      --------
Loss before discontinued operations                 (119)         (728)         (332)       (1,299)
Income (loss) from discontinued operations-
   net of income taxes                                78            24           167        (1,048)
                                                --------      --------      --------      --------
Net income (loss)                               $    (41)     $   (704)     $   (165)     $ (2,347)
                                                ========      ========      ========      ========

Loss before discontinued operations             $  (0.00)     $  (0.03)     $  (0.01)     $  (0.05)
Income (loss) from discontinued operations          0.00          0.00          0.01         (0.05)
                                                --------      --------      --------      --------
Net (loss) per share-basic and diluted          $  (0.00)     $  (0.03)     $  (0.00)     $  (0.10)
                                                ========      ========      ========      ========
Shares used in net income (loss) per share
   Computation-basic and diluted                  29,867        22,971        28,460        23,274
                                                ========      ========      ========      ========

                             See accompanying notes.

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                  Six months ended
                                                                                    September 30
                                                                                2003             2002
                                                                             --------------------------

Operating activities
 Loss before discontinued operations                                          $  (332)          $(1,299)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                            --                  41
         Amortization of deferred compensation                                   --                  50
         Changes in assets and liabilities - continuing operations               (308)             --
                                                                              -------           -------
Cash used in operating activities - continuing operations                        (640)           (1,208)
                                                                              -------           -------

Income (loss) from discontinued operations                                        167            (1,048)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                            --                  91
         Amortization of goodwill and other intangible assets                    --                 418
         Write-down of goodwill and other long-lived assets                      --                 719
         Changes in assets and liabilities - discontinued operations              (86)             (757)
                                                                              -------           -------
Cash provided by (used in) discontinued operations                               (577)
                                                                                                     81
                                                                              -------           -------
Net cash used in operating activities                                            (559)           (1,785)

INVESTING ACTIVITIES
Purchases of property and equipment, net                                         --                 (33)
                                                                              -------           -------
Net cash used in investing activities                                            --                 (33)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                            354              --
                                                                              -------           -------
Net cash provided by financing activities                                         354              --
                                                                              -------           -------

Net decrease in cash and cash equivalents                                        (205)           (1,818)
Cash and cash equivalents, beginning of period                                    729             3,136
                                                                              -------           -------
Cash and cash equivalents, end of period                                      $   524           $ 1,318
                                                                              =======           =======

                             See accompanying notes.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed  consolidated  financial  statements  for the three and six months ended  September  30,  2003 and 2002 are  unaudited  and have been  prepared  in accordance with accounting principles generally accepted in the United States of
America  and  instructions  to Form 10-Q and Article 10 of the  Regulation  S-X.
Accordingly,  they do not include all of the  information  in notes  required by accounting  principles  generally  accepted in the United  States of America for complete  financial  statements.  In the opinion of management,  all adjustments
(consisting  only  of  normal  recurring   adjustments)  necessary  for  a  fair
presentation of the  consolidated  financial  position and results of operations for the interim periods have been included. The condensed consolidated financial statements  should  be read  in  conjunction  with  the  consolidated  financial statements and notes thereto, together with Management's Discussion and Analysis
of  Financial  Condition  and  Results  of  Operations,   included  in  Geoworks
Corporation's  (the "Company's")  Annual Report to Shareholders on Form 10-K for
the fiscal year ended March 31, 2003.  The results of  operations  for the three and six months ended  September 30, 2003 are not  necessarily  indicative of the results to be expected for the entire fiscal year.

Certain  reclassifications  have  been  made  to the  prior  period's  financial statements to conform to the current period's presentation.

2. SIGNIFICANT EVENTS

In April 2003,  we sold  7,377,905  million  shares of our common stock  ("Stock
Sale") (representing 25% of our common stock after the transaction) to Newcastle
Partners L.P. ("Newcastle") and Mark E. Schwarz, an affiliate of Newcastle,  for total  consideration  of  $325,000.  Pursuant  to the stock  purchase  agreement entered into in  connection  with the Stock Sale,  $200,000 of the proceeds from the Stock Sale are being held in restricted  cash. In connection with this stock sale,  Mr.  Schwarz and Steven J. Pully,  who is also an affiliate of Newcastle, joined the Board of Directors  and a new operating  management  team assumed the management of the Company.  Steve Mitchell, the Chief Executive Officer prior to the transaction, remains as a Director. He and the other officers of the Company agreed to step down from  their  management  positions  in  connection  with the transaction.

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

If the  Company  had  reported  net income  for the three and six  months  ended
September 30, 2003 and 2002, the  calculation of diluted  earnings per share for those periods would have included the effect of dilutive  common stock  options, computed  using the treasury stock method.  There were no dilutive  common stock equivalents for the three and six months ended September 30, 2003. For the three and six months ended September 30, 2002, the calculation would have included the common stock  equivalent  effects of 89 and 487,961 stock  options  outstanding, respectively.

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

                                                Three months ended               Six months ended
                                             --------------------------------------------------------
                                                   September 30                    September 30
                                             --------------------------------------------------------
                                               2003            2002            2003            2002

Net loss, as reported                        $  (41)       $    (704)       $  (165)       $  (2,347)

Net loss, pro forma                          $  (41)       $  (1,382)       $  (165)       $  (3,697)

Loss per share:
    Basic and diluted - as reported          $ 0.00        $   (0.03)       $ (0.00)       $   (0.10)
    Basic and diluted - pro forma            $ 0.00        $   (0.06)       $ (0.00)       $   (0.16)

5. COMPREHENSIVE LOSS

"Other comprehensive  income (loss)" refers to revenues,  expenses and gains and losses  that are not  included in net income  (loss) but rather are  recorded in stockholders' equity. The components of comprehensive loss for the three and six months ended September 30, 2003 and 2002 were as follows (in thousands):

                                           Three months ended          Six months ended
                                               September 30              September 30
                                           ---------------------------------------------
                                             2003       2002           2003      2002
                                           -------------------       -------------------
Net loss ...............................   $   (41)   $  (704)       $  (165)   $(2,347)
Foreign currency translation adjustments                 --                5         15
                                           -------------------       -------------------
Comprehensive loss .....................   $   (41)   $  (699)       $  (165)   $(2,332)
                                           ===================       ===================

6. RESTRUCTURING CHARGES

The activities  relating to restructuring  during the six months ended September
30, 2003 consisted of terminating  existing  contract  relationships  that arose from the various  reorganizations and restructurings during the year ended March
31, 2003.  No new  restructuring  charges were  recorded in the six months ended
September 30, 2003. Restructuring liabilities as of September 30, 2003 and March
31, 2003 are included in accrued liabilities in the accompanying balance sheets.

The following table summarizes the restructuring activity (in thousands):

                                                   CONTRACT
                                                  TERMINATION
                                                     COSTS
Restructuring liabilities at March 31, 2003 ....     $ 91
Amounts paid ...................................      (15)
                                                     ----
Restructuring liabilities at June 30, 2003 .....     $ 76
Amounts paid ...................................      (30)
                                                     ----
Balance, September 30, 2003 ....................     $ 46
                                                     ====

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

Financial  information  previously  reported in the statement of operations  and cash flows for the the three and six months ended  September  30, 2002 have been reclassified  to  present  substantially  all of  the  Company's  operations  as discontinued  operations  (with the  exception  of  corporate  office  legal and general and administrative  expenses),  consistent with the presentation for the three and six months ended September 30, 2003.

Summarized financial  information for the results of discontinued  operations is as follows (in thousands):

                                                                       Three months ended                 Six months ended
                                                                           September 30                      September 30
                                                                     -------          -------          -------          -------
                                                                      2003              2002            2003             2002
                                                                     -------          -------          -------          -------
Total net revenues                                                   $    81          $ 1,024          $   185          $ 2,035

Operating expenses: (excluding items discussed below)
       Cost of revenues, sales and marketing, research and
       development and general and administrative expenses              --                879               11            1,940
       Amortization of goodwill and other intangible assets             --                118             --                418
       Write-down of goodwill and other long-lived assets               --               --               --                719
                                                                     -------          -------          -------          -------
Total operating expenses                                                --                997               11            3,077
                                                                     -------          -------          -------          -------
Income (loss) before income taxes                                         81               27              174           (1,042)
Provision for income taxes                                                 3                3                7                6
                                                                     -------          -------          -------          -------
Income (loss) from discontinued operations - net of taxes            $    78          $    24          $   167          $(1,048)
                                                                     =======          =======          =======          =======

Revenues from related parties                                        $    81          $    90          $   185          $   210
                                                                     =======          =======          =======          =======

Assets and liabilities attributable to the discontinued businesses were as follows (in thousands):

                         September 30      March 31
                             2003           2003
                        --------------------------
Current assets               $ 20          $ 52
Current liabilities          $156          $ 45

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
PRIOR PERIODS,  IS THEREFORE NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED
FOR ANY SUBSEQUENT  PERIODS.  FUTURE PERIODS WILL PRIMARILY  REFLECT GENERAL AND
ADMINISTRATIVE  EXPENSES  ASSOCIATED WITH THE CONTINUING  ADMINISTRATION  OF THE
COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH AN ACQUISITION, MERGER OR
DEVELOPMENT OF NEW OPERATIONS.

ACCOUNTING FOR DISCONTINUED OPERATIONS

After  ceasing  operations  in  the UK  effective  February  1,  2003,  we  have essentially  exited  the  software  business  and  have  no  meaningful  revenue generating  assets or  personnel.  As a  result,  consistent  with US  Generally
Accepted Accounting Principles ("GAAP"),  most of our operating activity for the three and six months ended September 30, 2003 and 2002 has been disclosed in our financial  statements  under the  caption,  " Income  (loss)  from  discontinued
operations - net of taxes."

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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

LEGAL EXPENSES

In addition to third party legal fees, legal expenses include salaries, benefits and  related  facilities  overhead  expense  for the  Company's  in-house  legal personnel.  Legal expenses decreased by $253,000,  or 95%, and $370,000,  or 93%
for the three and six months ended September 30, 2003, respectively, as compared to the  corresponding  periods of the prior fiscal  year.  The majority of legal expenses  for the three and six  months  ended  September  30,  2003  related to regulatory  filings  with the  Securities  and  Exchange  Commission.  The large decreases  from the prior  fiscal  periods as  compared  to the  current  fiscal periods is due to the  departure of our in-house  legal staff  effective  May 1,
2003, lower outside legal cost accruals and non-cash charges  resulting from the amortization  of deferred  compensation  related to option grants.  The non-cash charges related to the options, which were granted in fiscal 2001 and were fully amortized by March 31, 2003.

OTHER GENERAL AND ADMINISTRATIVE

General  and  administrative  expenses  include  the costs for human  resources, finance,  general management functions and related facilities overhead.  General and administrative  expenses decreased by $359,000, or 77%, and $607,000, or 67%
for the three and six months ended September 30, 2003, respectively, as compared to the  corresponding  periods of the prior fiscal year. The expenses  decreased primarily due to reduced  headcount and reduced  facilities costs resulting from the  restructuring  actions and cost  reduction  efforts made over the course of fiscal 2002 and 2003.

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

Because  the  closing  price of our common  stock as  reported by Nasdaq and the
OTCBB has been less than the $1.11  option  price on the last day of each of the calendar  quarters  since the grant,  no stock  compensation  has been  recorded through September 30, 2003.

INTEREST INCOME

Interest income decreased by $3,000,  or 75%, and $10,000 or 91% % for the three and six months  ended  September  30,  2003,  respectively,  as  compared to the
corresponding   periods  of  the  prior  fiscal  year.   These   decreases  were
attributable to smaller cash balances available for short-term investment as our cash resources were depleted by our operations.

PROVISION FOR INCOME TAXES

The Company  accounts for income taxes in accordance with Statement of Financial
Accounting  Standards No. 109, "Accounting for Income Taxes." Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company. The provision for income tax expense was $7,000 for the six months ended  September  30, 2003 and $6,000 for the six months ended  September
30, 2002.  The increase is due to the increased  level of royalties  received in the current  fiscal  periods as compared to the same periods of the prior fiscal year.

Results of discontinued operations are as follows (in thousands):

                                                                Three months ended        Six months ended
                                                                   September 30             September 30
                                                                -------------------     --------------------
                                                                  2003       2002        2003         2002
                                                                -------     -------     -------      -------
Total net revenues                                              $    81     $ 1,024     $   185      $2,035

Operating expenses: (excluding items discussed below)
       Cost of revenues, sales and marketing, research and
       development and general and administrative expenses         --           879          11       1,940
       Amortization of goodwill and other intangible assets        --           118        --           418
       Write-down of goodwill and other long-lived assets          --          --          --           719
                                                                -------     -------     -------      -------
Total operating expenses                                           --           997          11       3,077
                                                                -------     -------     -------      -------
Income (loss) before income taxes                                    81          27         174      (1,042)
Provision for income taxes                                            3           3           7           6
                                                                -------     -------     -------      -------
Income (loss) from discontinued operations - net of taxes       $    78     $    24     $   167     $(1,048)
                                                                =======     =======     =======      =======

Revenues from related parties                                   $    81     $    90     $   185     $   210
                                                                =======     =======     =======      =======

NET REVENUES

Net revenues decreased by $943,000, or 92%, and $1,850,000, or 91% for the three and six months  ended  September  30,  2003,  respectively,  as  compared to the corresponding  periods of the prior fiscal  year.  The  substantial  decrease in revenues is the result of  discontinuing  our operations in the UK in the fourth quarter of fiscal 2003.  During the six months ended September 30, 2003 Toshiba, our only remaining customer, provided all of our limited revenue. These revenues are attributable to license and maintenance fees for our MS+ technology.

OPERATING EXPENSES

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses decreased by $879,000 or 100%, and $1,929,000, or 99% for the three and
six  months  ended  September  30,  2003,  respectively,   as  compared  to  the
corresponding  periods  of the  prior  fiscal  year.  The  reductions  in  these operating expenses reflect our discontinuing of our remaining operating division in the UK in the fourth quarter of fiscal 2003.  The operating  expenses for the six months ended September 30, 2003 represent  maintenance  cost associated with our contract with Toshiba our only remaining customer.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of goodwill and other intangibles  decreased by $118,000,  or 100%, and  $418,000,  or 100% for the three and six months ended  September  30, 2003, respectively, as compared to the corresponding periods of the prior fiscal year.
The $418,000 of  amortization  recorded for the six months ended  September  30,
2002  related to certain  technologies  and  patents  for which the values  were subsequently written off.

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

Write-down of goodwill and other  long-lived  assets  decreased by $719,000,  or
100% to $0,  during the six months ended  September 30, 2003, as compared to the six months ended  September 30, 2002. A $719,000  write-down was recorded in the quarter ended June 30, 2002 which related to certain  intangble  assets from the
AirBoss acquisition. Subsequently, these intangibles were completely written off in the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents were $524,000 at September 30, 2003, compared with
$729,000 at March 31, 2003. The overall decrease in cash and cash equivalents is due primarily to cash used in operating activities- continuing operations offset by  cash  providing  by  operating  activities-discontinued  operations  and the proceeds  from the  Stock  Sale and the  exercise  of  employee  stock  options.
Pursuant to the stock  purchase  agreement  entered into in connection  with the
Stock  Sale,  $200,000  of the  proceeds  from the Stock  Sale are being held in restricted cash.

We expect to incur  additional  losses from our  continuing  operations at least through fiscal 2004,  which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment,  net of proceeds from sales,  for the three and six  months  ended  September  30,  2003 and  2002  were  $0,  and  $33,000, respectively.  In  general,  capital  spending  is done  only  to meet  customer requirements.

As of March 31,  2003,  the  Company  has no minimum  payments  remaining  under non-cancelable operating leases.

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted for 100% of our revenues in the quarter ended  September 30, 2003, and is currently projected to generate all of our limited revenue thereafter.  These
revenues  are   attributable  to  license  and  maintenance  fees  for  our  MS+
technology.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RISK

There have been no material changes to our exposure to market risk since March
31, 2003.

ITEM 4.  PROCEDURES AND CONTROLS

The Company  carried out an  evaluation  as of the end of the period  covered by this report,  under the supervision and with the  participation of the Company's officers  performing the function of principal executive officer (the "Principal
Executive   Officer")  and  the  principal  financial  officer  (the  "Principal
Financial  Officer"),  of the design and operation of the  Company's  disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange
Act of 1934.  Based on this  evaluation,  the  Principal  Executive  Officer and
Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities
Exchange Act of 1934,  within the time periods  specified in the SEC's rules and forms.  The Principal  Executive  Officer and Principal  Financial  Officer also concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's  periodic SEC filings.  In connection  with the new rules,  the Company is in the process of further  reviewing and  documenting its
disclosure  controls  and  procedures,   including  its  internal  controls  and
procedures  for  financial  reporting,  and may from time to time  make  changes designed to enhance their effectiveness and to ensure that the Company's systems evolve with its business.

There have been no significant  changes in the Company's internal controls or in other factors that could  significantly  affect internal controls  subsequent to the date of this evaluation.

PART II.  OTHER INFORMATION

ITEM 1. ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

        EXHIBIT
         NUMBER   DESCRIPTION

        31.1      Controls and Procedures Certification of the Chief Executive Officer dated November 14, 2003
        31.2      Controls and Procedures Certification of the Chief Financial Officer dated November 14, 2003
        32.1      Certification Pursuant to 18 U.S.C. Section 1350 of the Chief Executive Officer dated November
                  14, 2003.
        32.2      Certification Pursuant to 18 U.S.C. Section 1350 of the Chief Financial Officer dated November
                  14, 2003.

        b) Reports on Form 8-K

           The  Company  filed no reports on Form 8-K during the  quarter  ended
           September 30, 2003:

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned executive officer.

                                               GEOWORKS CORPORATION

Date:  November 14, 2003                    By: /s/ John P. Murray
                                                --------------------------------
                                                John P. Murray
                                                Chief Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

                                             By: /s/ Mark E. Schwarz
                                                 -------------------------------
                                                 Mark E. Schwarz
                                                 Chief Executive Officer
                                                 (Duly Authorized Officer and
                                                 Chief Executive Officer)

