Form 10-Q
period 2003-12-31
GEOWORKS /CA/
filed 2004-02-17
CIK 922285

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
       EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

         For the transition period from __________ to ________________.

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

         As of February 13, 2004, the Company had outstanding  29,869,808 shares of Common Stock, $ 0.001 par value per share.

================================================================================

                              GEOWORKS CORPORATION

                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)
           Condensed Consolidated Balance Sheets:
             December 31, 2003 and March 31, 2003........................     3
           Condensed Consolidated Statements of Operations: Three
             and Nine Months ended December 31, 2003 and 2002 ...........     4
           Condensed Consolidated Statements of Cash Flows: Nine Months
              ended December 31, 2003 and 2002...........................     5
           Notes to Condensed Consolidated Financial Statements..........     6

Item 2.    Management's Discussion and Analysis of Financial Condition

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................    17

SIGNATURES...............................................................    18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              GEOWORKS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (In thousands)

                                                                         December 31,     March 31,
                                                                             2003          2003
                                                                         ------------     ---------

                                     ASSETS
Current assets:

   Cash and cash equivalents ...........................................   $   55         $  729
   Accounts receivable, net ............................................      206             31
   Restricted cash .....................................................      201           --
   Prepaid expenses and other current assets ...........................      408            476
                                                                           ------         ------
        Total current assets ...........................................   $  870         $1,236

Other assets ...........................................................       17           --
                                                                           ------         ------
                                                                           $  887         $1,236
                                                                           ======         ======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Accounts payable ....................................................   $    1         $  228
   Accrued liabilities .................................................      228            576
   Deferred revenue ....................................................      190            179
                                                                           ------         ------
        Total current liabilities ......................................   $  419         $  983

Stockholders' equity ...................................................      468            253
                                                                           ------         ------
                                                                           $  887         $1,236
                                                                           ======         ======

                             See accompanying notes

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                     Three months ended          Nine months ended
                                                         December 31                 December 31
                                                      2003         2002           2003         2002
                                                  -----------------------     ------------------------

Operating expenses:
        Legal                                     $      8      $    183      $     38      $    583
        Other general and administrative                34           433           337         1,343
                                                  ----------------------      ----------------------
Total operating expenses                                42           616           375         1,926
                                                  ----------------------      ----------------------
Operating loss                                         (42)         (616)         (375)       (1,926)

Other income (expense):
   Interest income                                       1             2             2            13
                                                  ----------------------      ----------------------
Total other income, net                                  1             2             2            13
                                                  ----------------------      ----------------------
Loss before discontinued operations                    (41)         (614)         (373)       (1,913)
Income (loss) from discontinued operations-
   net of income taxes                                  64          (292)          231        (1,340)
                                                  ----------------------      ----------------------
Net income (loss)                                 $     23      $   (906)     $   (142)     $ (3,253)
                                                  ======================      ======================

Loss before discontinued operations               $  (0.00)     $  (0.03)     $  (0.01)     $  (0.08)
Income (loss) from discontinued operations            0.00         (0.01)         0.01         (0.06)
                                                  ----------------------      ----------------------
Net income (loss) per share-basic and diluted     $   0.00      $  (0.04)     $  (0.00)     $  (0.14)
                                                  ======================      ======================
Shares used in net income (loss) per share
       Computation-basic                            29,869        22,185        28,812        22,911
                                                  ======================      ======================
       Computation-diluted                          29,878        22,185        28,812        22,911
                                                  ======================      ======================

                             See accompanying notes.

                              GEOWORKS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                             Nine months ended
                                                                               December 31
                                                                           2003          2002
                                                                         --------     --------
OPERATING ACTIVITIES
 Loss before discontinued operations                                     $  (373)     $(1,913)
   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation                                                       --             25
         Amortization of deferred compensation                              --             75
         Loss on cancellation of shareholder note                           --             87
         Changes in assets and liabilities - continuing operations          (270)        (551)
                                                                         --------------------
Cash used in operating activities - continuing operations                   (643)      (2,277)

 Income (loss) from discontinued operations                                  231       (1,340)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation                                                       --            156
         Amortization of goodwill and other intangible assets               --            487
         Write-down of goodwill and other long-lived assets                 --          1,158
         Changes in assets and liabilities - discontinued operations        (200)        (742)
                                                                         --------------------
Cash provided by (used in) discontinued operations                            31         (281)
                                                                         --------------------
Net cash used in operating activities                                       (612)      (2,558)

INVESTING ACTIVITIES
Purchase of investments                                                     (416)        --
Purchases of property and equipment, net                                    --            (34)
                                                                         --------------------
Net cash (used in) investing activities                                     (416)         (34)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                       354         --
                                                                         --------------------
Net cash provided by financing activities                                    354         --
                                                                         --------------------

Net decrease in cash and cash equivalents                                   (674)      (2,592)
Cash and cash equivalents, beginning of period                               729        3,136
                                                                         --------------------
Cash and cash equivalents, end of period                                 $    55      $   544
                                                                         ====================

                             See accompanying notes.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed  consolidated  financial  statements for the three and nine months ended  December  31,  2003 and 2002 are  unaudited  and have  been  prepared  in accordance with accounting principles generally accepted in the United States of
America  and  instructions  to Form 10-Q and Article 10 of the  Regulation  S-X.
Accordingly,  they do not include all of the  information  in notes  required by accounting  principles  generally  accepted in the United  States of America for complete  financial  statements.  In the opinion of management,  all adjustments
(consisting  only  of  normal  recurring   adjustments)  necessary  for  a  fair
presentation of the  consolidated  financial  position and results of operations for the interim periods have been included. The condensed consolidated financial statements  should  be read  in  conjunction  with  the  consolidated  financial statements and notes thereto, together with Management's Discussion and Analysis
of  Financial  Condition  and  Results  of  Operations,   included  in  Geoworks
Corporation's  (the "Company's")  Annual Report to Shareholders on Form 10-K for
the fiscal year ended March 31, 2003.  The results of  operations  for the three and nine months ended  December 31, 2003 are not  necessarily  indicative of the results to be expected for the entire fiscal year.

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

3. NET INCOME PER SHARE

Basic net income  (loss) per share  information  for all periods is presented in accordance with the requirements of Statement of Financial  Accounting Standards
No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings per share is computed using the weighted average number of shares of common stock  outstanding  during the  period and  excludes  any  dilutive  effects of  outstanding  common  stock equivalents.  Except for the three months ended December 31, 2003, the effect of potentially  dilutive  stock options has been excluded from the  computation  of diluted  net loss per  share  because  the  effect of their  inclusion  would be antidilutive.

Since the Company  reported net income for the three  months ended  December 31,
2003,  the  calculation  of diluted  earnings  per share  included the effect of dilutive  common  stock  options of 7,761,  computed  using the  treasury  stock method.  If the  Company  had  reported  net  income for the nine  months  ended
December  31, 2003 and the three and nine months ended  December  31, 2002,  the calculation of diluted  earnings per share for those periods would have included the effect of dilutive  common stock options,  computed using the treasury stock method.  There were no dilutive  common  stock  equivalents  for the nine months ended  December 31, 2003. For the three and nine months ended December 31, 2002, the calculation  would have included the common stock equivalent  effects of 436 and 96,345 stock options outstanding, respectively.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. ACCOUNTS RECEIVABLE

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted for 100% of our revenues in the quarter ended  December 31, 2003,  and is currently projected to generate all of our limited revenue thereafter.  These
revenues  are   attributable  to  license  and  maintenance  fees  for  our  MS+
technology.  According to our existing  contract  with  Toshiba,  we were due an annual  maintenance  payment  of  $150,000  on  October  31,  2003  and are also currently due royalty payments of approximately  $56,000 for the quarter's ended
September 30, 2003 and December 31, 2003. We have not recognized any revenue for the $150,000  annual  maintenance  payment since we are discussing a sale of our
MS+ technology  source code to Toshiba and have discussed with Toshiba deferring the payment until negotiations are complete.  The annual maintenance  payment of
$150,000  is  reflected  in  accounts  receivable  and  deferred  revenue in the accompanying December 31, 2003 balance sheet.

5. STOCK COMPENSATION

The Company has adopted the  disclosure-only  provisions of SFAS 123, as amended by  SFAS  148,  and  applies  APB  Opinion  25 and  related  interpretations  in
accounting  for  its  stock  option  and  employee  stock  purchase   plans.  No
stock-based employee  compensation cost is reflected in net loss, as all options granted  under those plans have an exercise  price equal to the market  value of the underlying  common stock on the date of grant. Had compensation cost for the
Company's stock plans been determined  based on the fair value at the grant date for awards  during  fiscal 2004 and 2003 the Company's net income (loss) and net income  (loss) per share  would  have been  increased  to the pro forma  amounts indicated below (in thousands, except per share amounts):

                                         Three months ended             Nine months ended
                                             December 31                    December 31
                                       --------------------------    -------------------------
                                           2003          2002          2003          2002
                                       --------------------------    -------------------------
Net income (loss), as reported          $      23     $    (906)     $  (142)     $  (3,253)

Net income (loss), pro forma            $      23     $  (1,331)     $  (168)     $  (5,028)

Income (loss) per share:
    Basic and diluted - as reported     $    0.00     $   (0.04)     $ (0.00)     $   (0.14)
    Basic and diluted - pro forma       $    0.00     $   (0.06)     $ (0.01)     $   (0.22)

6. COMPREHENSIVE INCOME (LOSS)

"Other comprehensive  income (loss)" refers to revenues,  expenses and gains and losses  that are not  included in net income  (loss) but rather are  recorded in stockholders'  equity.  The  components of  comprehensive  income (loss) for the three and nine  months  ended  December  31,  2003 and 2002 were as follows  (in thousands):

                                              Three months ended        Nine months ended
                                                  December 31              December 31
                                             ----------------------------------------------
                                               2003         2002        2003         2002
                                             ---------------------    ---------------------
Net income (loss) ......................     $    23     $  (906)     $  (142)     $(3,253)
Foreign currency translation adjustments        --            (4)          --           11
                                             --------------------     --------------------
Comprehensive loss .....................     $    23     $  (910)     $  (142)     $(3,242)
                                             ====================     ====================

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. RESTRUCTURING CHARGES

The activities  relating to restructuring  during the nine months ended December
31, 2003 consisted of terminating  existing  contract  relationships  that arose from the various  reorganizations and restructurings during the year ended March
31, 2003.  No new  restructuring  charges were recorded in the nine months ended
December 31, 2003.  Restructuring  liabilities as of December 31, 2003 and March
31, 2003 are included in accrued liabilities in the accompanying balance sheets.

The following table summarizes the restructuring activity (in thousands):

                                                              Contract
                                                            termination
                                                               costs
Restructuring liabilities at March 31, 2003........         $      91
Amounts paid.......................................               (60)
                                                            ---------
Restructuring liabilities at December 31, 2003.....         $      31
                                                            =========

8. DISCONTINUED OPERATIONS

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

Financial  information  previously  reported in the statement of operations  and cash flows for the the three and nine months  ended  December 31, 2002 have been reclassified  to  present  substantially  all of  the  Company's  operations  as discontinued  operations  (with the  exception  of  corporate  office  legal and general and administrative  expenses),  consistent with the presentation for the three and nine months ended December 31, 2003.

                              GEOWORKS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summarized financial  information for the results of discontinued  operations is as follows (in thousands):

                                                                Three months ended        Nine months ended
                                                                    December 31              December 31
                                                                --------------------     --------------------
                                                                  2003        2002         2003        2002
                                                                -------------------      --------------------
Total net revenues                                              $    70     $ 1,015      $   255     $ 3,050

Operating expenses: (excluding items discussed below)
       Cost of revenues, sales and marketing, research and
       development and general and administrative expenses         --           780           11       2,720
       Amortization of goodwill and other intangible assets        --            69         --           487
       Write-down of goodwill and other long-lived assets          --           439         --         1,158
                                                                -------     -------      -------     -------
Total operating expenses                                           --         1,288           11       4,365
                                                                -------     -------      -------     -------
Income (loss) before income taxes                                    70        (273)         244      (1,315)
Provision for income taxes                                            6          19           13          25
                                                                -------     -------      -------     -------
Income (loss) from discontinued operations - net of taxes       $    64     $  (292)     $   231     $(1,340)
                                                                =======     =======      =======     =======

Revenues from related parties                                   $    70     $    92      $   255     $   273
                                                                =======     =======      =======     =======

Assets and  liabilities  attributable  to the  discontinued  businesses  were as follows (in thousands):

                                            December 31          March 31
                                               2003                2003
                                            -----------------------------

Current assets                               $     209           $   52
Current liabilities                          $     284           $   45

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
PRIOR PERIODS,  IS THEREFORE NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED
FOR ANY SUBSEQUENT  PERIODS.  FUTURE PERIODS WILL PRIMARILY  REFLECT GENERAL AND
ADMINISTRATIVE  EXPENSES  ASSOCIATED WITH THE CONTINUING  ADMINISTRATION  OF THE
COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH AN ACQUISITION, MERGER OR
DEVELOPMENT OF NEW OPERATIONS.

ACCOUNTING FOR DISCONTINUED OPERATIONS

After  ceasing  operations  in  the UK  effective  February  1,  2003,  we  have essentially  exited  the  software  business  and  have  no  meaningful  revenue generating  assets or  personnel.  As a  result,  consistent  with US  Generally
Accepted Accounting Principles ("GAAP"),  most of our operating activity for the three and nine months ended December 31, 2003 and 2002 has been disclosed in our financial  statements  under the  caption,  " Income  (loss)  from  discontinued
operations - net of taxes."

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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECTEMBER 31, 2003 AND 2002

LEGAL EXPENSES

In addition to third party legal fees, legal expenses include salaries, benefits and  related  facilities  overhead  expense  for the  Company's  in-house  legal personnel.  Legal expenses decreased by $175,000,  or 96%, and $400,000,  or 69%
for the three and nine months ended December 31, 2003, respectively, as compared to the  corresponding  periods of the prior fiscal  year.  The majority of legal expenses  for the three and nine  months  ended  December  31,  2003  related to regulatory  filings  with the  Securities  and  Exchange  Commission.  The large decreases  from the prior  fiscal  periods as  compared  to the  current  fiscal periods is due to the  departure of our in-house  legal staff  effective  May 1,
2003, lower outside legal cost accruals and non-cash charges  resulting from the amortization  of deferred  compensation  related to option grants.  The non-cash charges  related  to the  options  were  granted  in fiscal  2001 and were fully amortized by March 31, 2003.

OTHER GENERAL AND ADMINISTRATIVE

General  and  administrative  expenses  include  the costs for human  resources, finance,  general management functions and related facilities overhead.  General and administrative  expenses decreased by $399,000, or 92%, and $910,000, or 68%
for the three and nine months ended December 31, 2003, respectively, as compared to the  corresponding  periods of the prior fiscal year. The expenses  decreased primarily due to reduced  headcount and reduced  facilities costs resulting from the  restructuring  actions and cost  reduction  efforts made over the course of fiscal 2002 and 2003.

INTEREST INCOME

Interest  income  decreased by $1,000,  or 50%, and $11,000 or 85% for the three and nine  months  ended  December  31,  2003,  respectively,  as compared to the
corresponding   periods  of  the  prior  fiscal  year.   These   decreases  were
attributable to smaller cash balances available for short-term investment as our cash resources were depleted by our operations.

PROVISION FOR INCOME TAXES

The Company  accounts for income taxes in accordance with Statement of Financial
Accounting  Standards No. 109, "Accounting for Income Taxes." Income tax expense consists primarily of foreign income tax withholding on foreign source royalties paid to the Company.  The  provision  for income tax expense was $13,000 for the nine months  ended  December  31,  2003 and  $25,000  for the nine months  ended
December 31, 2002.  The decrease is due to the decreased  level of royalties and maintenance  revenue  received in the current  fiscal periods as compared to the same periods of the prior fiscal year.

Results of discontinued operations are as follows (in thousands):

                                                                 Three months ended       Nine months ended
                                                                    December 31               December 31
                                                                --------------------     --------------------
                                                                  2003        2002         2003         2002
                                                                --------------------     --------------------
Total net revenues                                              $    70    $  1,015      $   255     $ 3,050

Operating expenses: (excluding items discussed below)
       Cost of revenues, sales and marketing, research and
       development and general and administrative expenses         --           780           11       2,720
       Amortization of goodwill and other intangible assets        --            69         --           487
       Write-down of goodwill and other long-lived assets          --           439         --         1,158
                                                                -------------------      -------------------
Total operating expenses                                           --         1,288           11       4,365
                                                                -------------------      -------------------
Income (loss) before income taxes                                    70        (273)         244      (1,315)
Provision for income taxes                                            6          19           13          25
                                                                -------------------      -------------------
Income (loss) from discontinued operations - net of taxes       $    64     $  (292)     $   231     $(1,340)
                                                                ===================      ===================

Revenues from related parties                                   $    70     $    92      $   255     $   273
                                                                ===================      ===================

NET REVENUES

Net revenues decreased by $945,000, or 93%, and $2,795,000, or 92% for the three and nine  months  ended  December  31,  2003,  respectively,  as compared to the corresponding  periods of the prior fiscal  year.  The  substantial  decrease in revenues is the result of  discontinuing  our operations in the UK in the fourth quarter of fiscal 2003.  During the nine months ended December 31, 2003 Toshiba, our only remaining customer, provided all of our limited revenue. These revenues are attributable to license and maintenance fees for our MS+ technology.

OPERATING EXPENSES

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses  decreased by $1,288,000 or 100%,  and  $4,354,000 or 99% for the three and nine  months  ended  December  31,  2003,  respectively,  as compared to the corresponding  periods  of the  prior  fiscal  year.  The  reductions  in  these operating expenses reflect our discontinuing of our remaining operating division in the UK in the fourth quarter of fiscal 2003.  The operating  expenses for the nine months ended December 31, 2003 represent  maintenance  cost associated with our contract with Toshiba our only remaining customer.

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization of goodwill and other  intangibles  decreased by $69,000,  or 100%, and  $487,000,  or 100% for the three and nine months  ended  December 31, 2003, respectively, as compared to the corresponding periods of the prior fiscal year.
The $487,000 of  amortization  recorded  for the nine months ended  December 31,
2002  related to certain  technologies  and  patents  for which the values  were subsequently written off.

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

Write-down of goodwill and other  long-lived  assets  decreased by $439,000,  or
100% and  $1,158,000,  or 100% for the three and nine months ended  December 31,
2003, respectively, as compared to the corresponding periods of the prior fiscal year. A $439,000  write-down was recorded in the three months ended December 31,
2002 which  related to certain  intangble  assets from the AirBoss  acquisition.
This write-down resulted in the AirBoss intangibles being completely written off by the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents  were $55,000 at December 31, 2003,  compared with
$729,000 at March 31, 2003.  During the three months ended  December 31, 2003 we purchased U.S.  Government  Treasury Bills of  approximately  $399,000 which are classified  as other  current  assets as of December  31,  2003.  The  remaining overall  decrease in cash and cash  equivalents is due primarily to cash used in operating activities-continuing  operations offset by cash provided by operating activities-discontinued  operations and the proceeds from the Stock Sale and the exercise of employee  stock options.  Pursuant to the stock  purchase  agreement entered into in  connection  with the Stock Sale,  $200,000 of the proceeds from the Stock Sale are being held in restricted cash.

We expect to incur  additional  losses from our  continuing  operations at least through fiscal 2004,  which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment,  net of proceeds from sales,  for the three and  nine  months  ended  December  31,  2003 and 2002  were  $0,  and  $34,000, respectively.  In  general,  capital  spending  is done  only  to meet  customer requirements.

As of March 31,  2003,  the  Company  has no minimum  payments  remaining  under non-cancelable operating leases.

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted for 100% of our revenues in the quarter ended  December 31, 2003,  and is currently projected to generate all of our limited revenue thereafter.  These
revenues  are   attributable  to  license  and  maintenance  fees  for  our  MS+
technology.  According  to our  existing  contract  with  Toshiba we were due an annual  maintenance  payment of $150,000 October 31, 2003 and are also currently due total royalty payments of  approximately  $56,000 for the three months ended
September 30, 2003 and December 31, 2003. We have not recognized any revenue for the $150,000  annual  maintenance  payment since we are discussing a sale of our
MS+ technology source code to Toshiba and have discussed with Toshiba  deferring the payment until negotiations are complete.

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

ITEM 1.-ITEM 5. NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits

        Exhibit
         Number           Description

         31.1             Controls  and  Procedures  Certification  of the Chief
                          Executive Officer dated February 16, 2004.

         31.2             Controls  and  Procedures  Certification  of the Chief
                          Financial Officer dated February 16, 2004.

         32.1             Certification  Pursuant to 18 U.S.C.  Section  1350 of
                          the Chief Executive Officer dated February 16, 2004.

         32.2             Certification  Pursuant to 18 U.S.C.  Section  1350 of
                          the Chief Financial Officer dated February 16, 2004.

       b)  Reports on Form 8-K

           The  Company  filed no reports on Form 8-K during the  quarter  ended
           December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned executive officer.

                                         GEOWORKS CORPORATION

Date:  February 16, 2004                 By: /s/ John P. Murray
                                             ------------------
                                             John P. Murray
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Financial Officer)

                                         By: /s/ Mark E. Schwarz
                                             -----------------------
                                             Mark E. Schwarz
                                             Chief Executive Officer
                                             (Duly Authorized Officer and
                                             Chief Executive Officer)

