Form 10-K
period 2004-03-31
GEOWORKS /CA/
filed 2004-08-12
CIK 922285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

[x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
       ACT OF 1934 for the fiscal year ended March 31, 2004.

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE  ACT of 1934  for the  transition  period  from  ______to _____.

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). [ ] Yes [ X ] No

The aggregate  market value of the  Registrant's  voting and  non-voting  common stock held by  non-affiliates,  based upon the closing  sale price of the common
stock  on  March  31,  2004,  as  reported  on  the  OTC  Bulletin  Board,   was
approximately  $3,584,377.  Shares of the Registrant's common stock held by each executive  officer and  director  and by each person who owns 10% or more of the outstanding common stock, based on Schedule 13D or G filings, have been excluded since such persons may be deemed  affiliates.  This  determination  of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 2, 2004 there were  29,869,808  shares of the  Registrant's  common stock outstanding.

                              GEOWORKS CORPORATION

                                TABLE OF CONTENTS
                                                                            PAGE

                                     PART I

                                     PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters
              and Issuer Purchases of Equity Securities........................9
Item 6.   Selected Financial Data.............................................10
Item 7.   Management's Discussion and Analysis of Financial Condition and

Item 9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................38
Item 9A.  Controls and Procedures.............................................38

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..................39
Item 11.  Executive Compensation..............................................41
Item 12.  Security Ownership of Certain Beneficial Owners and Management and

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....46

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

ITEM 1.     BUSINESS

SUMMARY

Geoworks Corporation ("Geoworks" or the "Company", which may also be referred to as "we", "us" or "our") was formerly a provider of leading-edge  software design and engineering services to the mobile and handheld device industry. As a result of  changes  in the  market  and our own  decreasing  financial  resources,  our operations  were  substantially  scaled back  through a number of  restructuring actions.  In February  2003,  we ceased  ongoing  business  activity at our last operating  division,  which had been located in Macclesfield,  England. In April
2003,  25% of our newly  issued  common  stock was sold in order to increase our financial  resources and improve our potential to make  acquisitions  or develop new operations. In connection with this stock sale, a substantially new board of directors and new operating management team was appointed. Our current strategic business  plans are based on realizing  the value of the Company's few remaining technology-related assets and identifying new operations or a merger candidate.

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

In April 2003, we sold 7,377,905 shares of our common stock (representing 25% of
our  common  stock  after  the   transaction)   to  Newcastle   Partners,   L.P.
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

Although we have essentially  exited the software business and have no employees devoted to generating software revenues, we have one remaining software contract with Toshiba for the license of our Mobile Server+ software.  This contract runs through  September  2004.  Per the terms of the  agreement,  we  receive  annual maintenance  fees and 15% of the  revenues  generated by Toshiba from the use of the software.  Revenues generated from Toshiba were  approximately  $296,000 and
$413,000  in fiscal  year 2004 and 2003,  respectively.  We plan to fulfill  any maintenance  requirements  to Toshiba  through  subcontracting  for  appropriate engineering  support.  See Note 1 to the Consolidated  Financial  Statements for
further discussion of major customers in discontinued  operations.  Also as more fully  described in the financial  statements we have been in  discussions  with
Toshiba to sell the source code to the Mobile Server+ software.

Other than fulfilling the Toshiba contract,  Geoworks  currently has no business operations other than seeking an acquisition, business combination or developing new  operations,  the success of which cannot be guaranteed.  The Company has no current plans, proposals, agreements,  understandings or arrangements to acquire or merge with any specific business or company nor does it have current plans to develop new  operations.  At this time,  the Company does not expect to generate any revenue from any sources  other than Toshiba  during the coming  fiscal year and generation of future revenue is subject to substantial risks as discussed in the risk factors below.

EMPLOYEES

As of  August  2,  2004,  we had  three  employees.  None of our  employees  are represented  by a labor union or subject to a collective  bargaining  agreement, and we have not had a work stoppage from any labor grievance or strike.

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

WE HAVE LIMITED  FINANCIAL  RESOURCES AND A HISTORY OF OPERATING LOSSES, WE HAVE
CURTAILED OPERATIONS AND WE EXPECT TO CONTINUE INCURRING LOSSES.

Since inception,  we have experienced negative cash flow from operations,  which we expect to continue.  We currently anticipate that our available funds will be sufficient to meet our projected  needs through fiscal 2006.  This projection is based on  several  factors  and  assumptions,  in  particular  that our  primary customer  continues  to pay us on a timely  basis,  and is subject  to  numerous risks.  Our future capital needs and liquidity  will be highly  dependent upon a number of variables,  including how  successful we are in realizing the value of legacy assets and settling existing contractual liabilities.  We do not consider the sale of most of these  assets to be likely,  rather  highly  unlikely.  As a result,  any  projections  of future  cash needs and cash  flows are  subject to substantial uncertainty.

WE ARE CURRENTLY DEPENDENT UPON A SINGLE CUSTOMER FOR ALL OF OUR REVENUE.

One customer,  Toshiba,  a  diversified  electronics  company  located in Japan, accounted  for all of our revenues in fiscal 2004 and is currently  projected to generate  all of our limited  revenue in the near  future.  These  revenues  are attributable  to license and maintenance  fees for our MS+  technology.  If this revenue  stream is  interrupted,  we may not be able to satisfy our  outstanding obligations and our liquidity could be negatively impacted.

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

The Board of Directors adopted an amendment to the Companys' Shareholders Rights
Plan ("Rights Plan") which reduces the triggering of the Rights Plan from 15% of the  common  stock to 5% of the common  stock.  There is no  guarantee  that the amendment of the Rights Plan will prevent a stockholder from acquiring more than
5% of the common stock.

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

OUR STOCK IS ILLIQUID.

Because we failed to meet the minimum net tangible assets,  stockholders' equity and bid price  requirements  of the Nasdaq National  Market,  we transferred the listing  of our  common  stock  from the  Nasdaq  National  Market to the Nasdaq
SmallCap  Market in May 2002 and our common stock was  delisted  from the Nasdaq
SmallCap  Market in  November  2002.  Our stock is  currently  quoted on the OTC
Bulletin Board ("OTCBB"),  and has traded as low as $0.015 per share.  Since our common  stock was  delisted  from a national  exchange and is trading at a price below $5.00 per share it is subject to certain other rules of the Exchange Act.

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

YOU SHOULD NOT  UNDULY  RELY ON  FORWARD-LOOKING  STATEMENTS  CONTAINED  IN THIS
REPORT BECAUSE THEY ARE INHERENTLY UNCERTAIN.

This  Report  contains   forward-looking   statements  that  involve  risks  and
uncertainties. We use words such as "believe", "expect", "anticipate", "intend",
"plan",  "future",  "may",  "will",  "should",   "estimates",   "potential",  or
"continue" and similar expressions to identify forward-looking  statements.  You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. The forward-looking  statements contained in this report are subject to the  provisions of Section 27A of the  Securities Act and Section 21E of the Exchange Act. Our actual results could differ  materially from those  anticipated  in these  forward-looking  statements for many reasons, including the risks described above and elsewhere in this document.

ITEM 2.     PROPERTIES

The  Company's  headquarters  are  located at 300  Crescent  Court,  Suite 1110,
Dallas, Texas 75201. The Company believes that this facility is adequate for its current needs and that suitable additional space will be available as required.

ITEM 3.     LEGAL PROCEEDINGS

There are currently no legal proceedings against the Company. The Company is not aware of any threatened or pending litigation.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the year ended March 31, 2004.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
         ISSUER PURCHASES OF EQUITY SECURITIES

CHANGES IN COMMON STOCK MARKET VALUE

Our common  stock has been  traded and quoted on the OTCBB since  November  2002 under the symbol GWRX.OB. It was previously traded on the Nasdaq SmallCap Market and the Nasdaq National Market under the symbol GWRX. We transferred the listing of our  common  stock  from the Nasdaq  National  Market to the Nasdaq  SmallCap
Market in May 2002 and our common  stock was delisted  from the Nasdaq  SmallCap
Market in November 2002. The following table sets forth the high and low closing sales  prices for our common  stock as reported  by Nasdaq or the OTCBB,  as the case may be, for the quarters indicated. With respect to over-the-counter market quotations provided below, such quotations reflect inter-dealer prices,  without
retail  mark-up,   mark-down  or  commission,   and  may  not  represent  actual
transactions.

                                          HIGH             LOW
         FOR THE QUARTER ENDED:
            March 31, 2004              $  .15          $  .08
            December 31, 2003              .15             .08
            September 30, 2003             .16             .08
            June 30, 2003                  .35             .01

         FOR THE QUARTER ENDED:
            March 31, 2003              $  .03          $  .01
            December 31, 2002              .10             .01
            September 30, 2002             .16             .04
            June 30, 2002                  .36             .11

REGISTERED HOLDERS; DIVIDENDS

As of August 2, 2004 there were 333  registered  holders of record of our common stock and approximately  17,000 beneficial  holders of our common stock. We have never  declared  or paid  any  cash  dividends  on our  common  stock.  Since we currently intend to retain all future earnings to finance operations,  we do not anticipate paying any cash dividends in the foreseeable future.

SALE OF UNREGISTERED SECURITIES

In April 2003, we sold 7,377,905 shares of our common stock (representing 25% of our common stock after the  transaction)  to Newcastle and Mark E.  Schwarz,  an affiliate of Newcastle, for total consideration of $325,000. This sale of shares of our  common  stock  was  deemed  to be  exempt  from  registration  under the
Securities  Act  in  reliance  on  Section  4(2)  of  the  Securities  Act  as a transaction  by an issuer not  involving  a public  offering.  This  transaction increased  our  financial  resources and we believe it improves our potential to avoid  bankruptcy and to identify and close other  strategic  transactions or to develop new operations.

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

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               2004          2003          2002          2001          2000

Operating expenses:
       Legal                                                $     46      $    887      $    701      $  3,009      $    861
       General and administrative                                361         1,699         3,073         3,661         2,332
                                                            ----------------------------------------------------------------
Total operating expenses                                         407         2,586         3,774         6,670         3,193
                                                            ----------------------------------------------------------------
Operating loss                                                  (407)       (2,586)       (3,774)       (6,670)       (3,193)

Other income (expense):
   Other income                                                   --            --         3,994           265         4,049
   Interest income                                                 3            15           191           840           646
   Interest expense                                               --            --            (8)           (4)          (10)
                                                            ----------------------------------------------------------------
Total other income, net                                            3            15         4,177         1,101         4,685
                                                            ----------------------------------------------------------------
Income (loss) before discontinued operations                    (404)       (2,571)          403        (5,569)        1,492
Income (loss) from discontinued operations -
net of income taxes                                              268          (576)      (43,003)      (15,489)       (2,465)
                                                            ----------------------------------------------------------------
Net loss                                                    $   (136)     $ (3,147)     $(42,600)     $(21,058)     $   (973)
                                                            ================================================================

Income (loss) before discontinued operations
per share- basic and diluted                                $  (0.02)     $  (0.11)     $   0.02      $  (0.26)     $   0.09
Income (loss) from discontinued operations                      0.01         (0.03)        (1.83)        (0.73)        (0.14)
                                                            ----------------------------------------------------------------
Net loss per share- basic and diluted                       $  (0.01)     $  (0.14)     $  (1.81)     $  (0.99)     $  (0.05)
                                                            ================================================================
Shares used in net loss per share
     computation - basic and diluted                          29,024        22,718        23,555        21,190        17,866
                                                            ================================================================

                        CONSOLIDATED BALANCE SHEET DATA:
                                 (IN THOUSANDS)

                                                               MARCH 31
                                  ----------------------------------------------------------------------
                                      2004          2003            2002           2001          2000
                                  ---------------------------------------------------------------------

Cash and cash equivalents         $      37      $     729      $   3,136      $  13,713      $  17,204

Working capital                         458            253          1,033         10,616         14,286

Total assets                            747          1,236          6,729         56,263         41,459

Deferred revenue                         26            179            424          1,128          1,629

Long-term obligations, net of
   current portion                       --             --             --            128             --

Accumulated deficit                (156,993)      (156,857)      (153,710)      (111,110)       (90,052)

Stockholders' equity                    476            253          3,297         49,731         36,632
                                  ---------------------------------------------------------------------

SELECTED CONSOLIDATED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                     QUARTER ENDED
                                                   -------------------------------------------------------
                                                   MARCH 31,    DECEMBER 31,     SEPTEMBER 30,    JUNE 30,
                                                     2004          2003             2003            2003
                                                   -------------------------------------------------------

Operating expenses:
  Legal                                            $   8           $   8            $  12           $  18
  General and administrative                          24              34              108             195
                                                   ------------------------------------------------------
    Total operating expenses                          32              42              120             213
                                                   ------------------------------------------------------

Operating loss                                       (32)            (42)            (120)           (213)

Other income (expense):
  Other income                                        --              --               --              --
  Interest income                                      1               1                1              --
  Interest expense                                    --              --               --              --
                                                   ------------------------------------------------------
Income (loss) before discontinued operations         (31)            (41)            (119)           (213)
Income (loss) from discontinued operations -
   net of taxes                                       37              64               78              89
                                                   ------------------------------------------------------
Net income (loss)                                  $   6           $  23            $ (41)          $(124)
                                                   ======================================================

Income (loss) before discontinued operations
   per share- basic and diluted                    $(0.01)         $(0.00)          $(0.00)         $(0.01)
Income (loss) from discontinued operations          0.01            0.00             0.00            0.00
                                                   ------------------------------------------------------
Net income (loss) per share- basic and diluted     $(0.00)         $0.00            $(0.00)         $(0.01)
                                                   ======================================================

SELECTED CONSOLIDATED FINANCIAL DATA
QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                  QUARTER ENDED
                                                         ----------------------------------------------------------------
                                                           MARCH 31,       DECEMBER 31,    SEPTEMBER 30,        JUNE 30,
                                                             2003             2002            2002                2002
                                                         ----------------------------------------------------------------

Operating expenses:
  Legal                                                  $   304           $   183           $   265           $   135
  General and administrative                                 356               433               467               443
                                                         -------------------------------------------------------------
    Total operating expenses                                 660               616               732               578
                                                         -------------------------------------------------------------

Operating loss                                              (660)             (616)             (732)             (578)

Other income (expense):
  Other income                                                --                --                --                --
  Interest income                                              2                 2                 4                 7
  Interest expense                                            --                --                --                --
                                                         -------------------------------------------------------------
Loss before discontinued operations                         (658)             (614)             (728)             (571)
Income (loss) from discontinued operations -
    net of taxes                                             764              (292)               24            (1,072)
                                                         -------------------------------------------------------------
Net income (loss)                                        $   106           $  (906)          $  (704)          $(1,643)
                                                         =============================================================

Loss before discontinued operations per share -
      basic and diluted                                  $ (0.03)          $ (0.03)          $ (0.03)          $ (0.02)
Income (loss) from discontinued operations                  0.04             (0.01)             0.00             (0.06)
                                                         -------------------------------------------------------------
Net loss per share- basic and diluted                    $  0.01           $ (0.04)          $ (0.03)          $ (0.08)
                                                         =============================================================

ITEM 7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

OVERVIEW

AS PART OF OUR  STRATEGY  TO LIMIT  OPERATING  LOSSES AND ENABLE THE  COMPANY TO
REDEPLOY  ITS  ASSETS  AND USE ITS CASH AND CASH  EQUIVALENT  ASSETS TO  ENHANCE
STOCKHOLDER  VALUE, WE HAVE SOLD THE MAJORITY OF OUR ASSETS,  WHICH  REPRESENTED
SUBSTANTIALLY  ALL OF OUR  REVENUE-GENERATING  OPERATIONS AND RELATED ASSETS, AS
FURTHER  DESCRIBED  HEREIN.  THE INFORMATION  APPEARING BELOW,  WHICH RELATES TO
PRIOR PERIODS,  IS THEREFORE NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED
FOR ANY SUBSEQUENT  PERIODS.  FUTURE PERIODS WILL PRIMARILY  REFLECT GENERAL AND
ADMINISTRATIVE  EXPENSES  ASSOCIATED WITH THE CONTINUING  ADMINISTRATION  OF THE
COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH AN ACQUISITION, MERGER OR
DEVELOPMENT OF NEW OPERATIONS.

OPERATIONS CEASED IN THE UK

By January  2003,  our primary  remaining  revenue  generating  operations  were located in our  Macclesfield,  England  facility.  However,  our weak  financial position made it  increasingly  difficult to maintain a viable ongoing  business there.  In  particular,  our UK employees  had been  recruited  heavily by third parties.  These  employees'  perceived  uncertainty  only  intensified  when the proposed  sale to Teleca was not approved as a result of our failure to secure a quorum for the  special  stockholders  meeting.  Our limited  resources  made it unlikely that we could cover our already reduced cost structure for much longer, much less  absorb the costs of any  decrease  or  interruption  in our  revenues associated with employee attrition or resulting customer dissatisfaction.  Faced with  this  significant  possibility  of  failing  to meet our  obligations,  on
February 1, 2003, we entered into the Release,  which allowed Teleca to hire our former UK employees  and do business with our customers in an effort to minimize our liabilities.

In consideration of the Release,  Teleca agreed to pay the Company approximately
$500,000,  one half on signing the  Release  and the balance in May 2003.  Also,
Teleca  separately  agreed  to  assume  our  UK  subsidiary's   remaining  lease
obligations in exchange for use of the  subsidiary's  equipment.  By agreeing to enter the  Release,  we  estimate  that we  avoided  approximately  $300,000  of statutory employee severance and over $400,000 of future lease obligations.

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

We do have one remaining software contract, with Toshiba, for the license of our
Mobile Server+  software.  This contract runs through September 2004. Any future proceeds or costs  generated  from this  contract  will also be accounted for as part of  discontinued  operations.  We are discussing a sale of the MS+ software source  code to Toshiba as more fully  described  in the  Liquidity  and Capital
Resources section below.

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

RESULTS OF OPERATIONS

FISCAL YEARS ENDED MARCH 31, 2004, MARCH 31, 2003 AND MARCH 31, 2002

LEGAL EXPENSES

Legal  expenses  decreased  by  $841,000,  or 95%,  to $46,000 in fiscal 2004 as compared to  $887,000  in fiscal  2003.  In fiscal  2004 legal  expenses  mainly consisted of costs  associated with Securities and Exchange  Commission  ("SEC")
filings.  In fiscal 2003,  legal  expenses  consisted of salaries,  benefits and related facilities  overhead expense for the Company's in-house legal personnel, approximately $100,000 due to the efforts to close a transaction for the sale of the UK  subsidiary  and non-cash  charges  resulting  from the  amortization  of deferred  compensation  related to option  grants to in-house  legal  personnel.
These options which were granted in fiscal 2001 have now been fully amortized.

Legal  expenses  increased  by  $186,000,  or 27%, to $887,000 in fiscal 2003 as compared to $701,000 in fiscal 2002. Approximately $100,000 of this increase was due to the efforts to close a  transaction  for the sale of the UK subsidiary as further  described above.  The remaining  increase in legal expenses from fiscal
2002 to fiscal 2003 was due to non-cash charges  resulting from the amortization of deferred  compensation  related to option  grants.  These  options which were granted in fiscal 2001 have now been fully amortized.

GENERAL AND ADMINISTRATIVE

General  and  administrative  expenses  include  the costs for human  resources, finance,  general management functions and related facilities overhead.  General and administrative expenses decreased by $1,338,000, or 79%, to $361,000, during fiscal 2004, as compared to fiscal 2003. The expenses decreased primarily due to
reduced   compensation  and  reduced  facilities  overhead  resulting  from  the restructuring  actions and cost reduction efforts made over the course of fiscal
2003.

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

The exchange resulted in the voluntary cancellation of employee stock options to purchase  3,550,264  shares of common  stock  with  varying  exercise  prices in exchange for employee  stock options to purchase a total of 3,275,000  shares of common stock with an exercise price of $1.11 per share.

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

INTEREST INCOME

Interest income decreased by $12,000, or 80%, to $3,000,  during fiscal 2004, as compared to fiscal 2003.  This decrease was  attributable to lower cash balances available for  short-term  investment as our cash resources were depleted by our operations.

Interest income decreased by $176,000,  or 92%, to $15,000,  during fiscal 2003, as  compared  to fiscal  2002.  This  decrease  was  attributable  to lower cash balances available for short-term investment as our cash resources were depleted by our operations.

INTEREST EXPENSE

Interest  expense was not  significant in fiscal years 2004, 2003 and 2002 as we had minimal  balances of capital  lease and debt  outstanding.  We may  consider financing  alternatives  that  could  increase  the amount of  interest  expense incurred in the future.

PROVISION FOR INCOME TAXES

We account for income taxes in accordance with Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes." Income tax expense consists of foreign income tax withholding on foreign source  royalties paid us. As of March
31, 2004, we had net operating loss  carryforwards  for U.S.  federal income tax purposes  of  approximately  $123,000,000  and for U.K.  income tax  purposes of approximately  $3,860,000  and for state  income tax  purposes of  approximately
$31,770,000.  We also had  research and  development  credit  carryforwards  for federal income tax purposes of approximately $3,426,000 and for state income tax purposes of approximately $1,506,000. Utilization of our U.S. net operating loss and research credit carryforwards will be subject to annual limitations based on the  "change of  ownership"  provisions  of the Tax  Reform  Act of 1986.  These limitations  may result in the  expiration  of net  operating  loss and research credit carryforwards before utilization.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS.

The condensed results of discontinued items are summarized as follows:

                                                                                 YEAR ENDED MARCH 31
                                                                   ---------------------------------------------
                                                                      2004              2003              2002
                                                                   ---------------------------------------------

Total net revenues                                                 $    296          $  3,440           $ 11,694

Operating  expenses (excluding items listed below)                       11             3,067             19,012
Amortization of goodwill and other intangible assets                     --               487              5,227
Restructuring charges (reversal)                                         --               (96)             3,272
Write-down of goodwill and other long-lived assets                       --             1,158             27,557
                                                                   ---------------------------------------------
Total operating expenses                                                 11             4,616             55,068
                                                                   ---------------------------------------------
Operating income (loss) from discontinued operations                    285            (1,176)           (43,374)

Other income, principally asset sales and gain                           --               646                500
                                                                   ---------------------------------------------
Income (loss) before income taxes                                       285              (530)           (42,874)
Provision for income taxes                                               17                46                129
                                                                   ---------------------------------------------
Income (loss) from discontinued operations - net of taxes          $    268          $   (576)          $(43,003)
                                                                   =============================================

NET REVENUES

Net revenues decreased by $3,144,000,  or 91%, to $296,000,  during fiscal 2004, as compared to fiscal 2003. The  substantial  decrease in revenues is the result of discontinuing  our operations in the UK in the fourth quarter of fiscal 2003.
During fiscal 2004, Toshiba,  our only remaining  customer,  provided all of our limited revenue. These revenues are attributable to license and maintenance fees for our MS+ technology.

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

OPERATING EXPENSES

Operating  expenses  do not  include  corporate  office  legal and  general  and
administrative   expenses  which  have  not  been   classified  as  discontinued
operations.  Excluding  the corporate  office items  discussed  above  operating expenses  decreased by  $3,056,000,  or 99% to $11,000,  during  fiscal 2004, as compared to fiscal 2003. The reductions in these operating  expenses reflect our discontinuing  of our  remaining  operating  division  in  the UK in the  fourth quarter  of fiscal  2003.  The  operating  expenses  for fiscal  2004  represent maintenance  costs  associated with our contract with Toshiba our only remaining customer.

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

AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS

Amortization  of goodwill and other  intangible  assets was  attributable to the amortization of goodwill and other purchased  intangible  assets  resulting from our July  2000  acquisition  of  AirBoss.  The  rates of  amortization  per year decreased in each  successive year because the underlying  intangibles  base was reduced  during  fiscal  2002 and 2003 by  writedowns  due to value  impairments discussed below and in the Notes to Consolidated Financial Statements.

WRITE-DOWN OF GOODWILL AND OTHER LONG-LIVED ASSETS

 We review  long-lived and intangible  assets for impairment in accordance  with
Statement of Financial  Accounting  Standards ("SFAS") No. 144,  "Accounting for
the Impairment or Disposal of Long-Lived  Assets," (which superceded SFAS 121 in fiscal 2003) whenever events or circumstances  indicate the carrying value of an asset may not be  recoverable.  As a result  of these  reviews,  write-downs  of goodwill and other  long-lived  assets of $0,  $1,158,000 and  $27,557,000  were recorded for fiscal 2004, 2003 and 2002, respectively, as discussed below.

During  fiscal  2002,  non-cash  asset  impairment  charges of  $3,391,000  were recorded to write down  equipment no longer being used in operations as a result of the  reorganizations  and  headcount  reductions  made  during the year.  The remaining  impairment  charges  for fiscal  2002 of  $24,166,000  related to our
AirBoss  acquisition.  During fiscal 2003,  non-cash asset impairment charges of
$1,158,000  were recorded to write down the remaining  carrying value of certain assets related to our AirBoss acquisition. We performed quarterly assessments of the  carrying  values of  intangible  assets  recorded  in  connection  with our acquisition  of  AirBoss.  The  assessments  were  performed  in  light  of  the significant  negative industry and economic trends impacting current operations, the decline in our stock  price,  expected  future  revenue  growth  rates,  and continued  operating losses.  When such an event occurs,  management  determines whether  there has been  impairment by comparing  the  anticipated  undiscounted future net cash flows to the  related  asset's  carrying  value.  If an asset is considered  impaired,  the  asset  is  written  down to  fair  value,  which  is determined based either on discounted cash flows or residual value, depending on the nature of the asset. As a result of these assessments, we concluded that the decline in market conditions was significant and "other than temporary."

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

SIGNIFICANT ACCOUNTING POLICY JUDGMENTS AND ESTIMATES

The preparation of financial statements in accordance with accounting principles generally  accepted in the United  States  requires  that we make  estimates and judgments,  which affect the reported amounts of assets,  liabilities,  revenues and expenses,  and related disclosures of contingent assets and liabilities.  On an on-going  basis,  we believe our risks are subject to maximizing the value of our assets and reducing liabilities and expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash  equivalents  were  $37,000 at March 31, 2004,  compared  with
$729,000 at March 31, 2003. As of March 31, 2004, we also hold $400,000 in short term U.S.  Treasury Bills and $200,000 in restricted  cash pursuant to the stock sale to Newcastle.  Our net loss of $136,000 and reductions in accounts  payable and accrued  liabilities of $559,000 for fiscal 2004 are the primary reasons for the decline in our cash balance  from fiscal 2003 to fiscal  2004.  We expect to incur  additional  operating  losses at least  through  fiscal 2005,  which will continue to have a negative impact on liquidity and capital resources.

Purchases of property and equipment totaled $0, $33,000 and $1,802,000 in fiscal years 2004, 2003 and 2002,  respectively.  Capital  spending in 2002 was made in connection with our business plans at that time.

As of March 31,  2004,  the  Company  has no minimum  payments  remaining  under non-cancelable operating leases.

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted for 100% of our revenues in fiscal 2004 and is currently  projected to generate  all of our limited  revenue in the near  future.  These  revenues  are attributable to license and maintenance  fees for our MS+ technology.  According to our existing contract with Toshiba, we were due an annual maintenance payment of  $150,000  for  October 31,  2003 and are also  currently  due total  royalty payments of approximately $84,000 for the last three quarters of fiscal 2004. We have not  recognized  any revenue for the $150,000  annual  maintenance  payment since  we have  been  discussing  a sale of our MS+  technology  source  code to
Toshiba.  Currently we anticipate receiving an amount of approximately  $250,000 for the sale of the MS+ technology source code.

We currently  anticipate that our available funds will be sufficient to meet our projected needs to fund operations through fiscal 2006. This projection is based on several factors and assumptions, and is subject to numerous risks. Our future capital needs and liquidity will be highly dependent upon a number of variables, including  how  successful we are in managing our  operating  expenses,  selling assets  and  how  successful  we  are  in  settling  our  remaining  contractual liabilities.  Moreover,  our efforts over the last several months to raise funds through the sale of our legacy  assets have been  disappointing.  As a result of the foregoing, any projections of future cash needs and cash sources are subject to substantial uncertainty.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have  derived  and expect to  continue  to derive  most of our  revenue  from international  customers.  Although  our  invoices to  customers  are  generally denominated  in U.S.  dollars,  our  international  subsidiary  uses  the  local currency as its functional currency.  Our cash accounts in foreign countries are kept at the minimal levels necessary for operations. As the result of the above, we are exposed to foreign exchange rate fluctuations and as these exchange rates vary, when translated, they may adversely impact our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Geoworks Corporation

We have  audited  the  accompanying  consolidated  balance  sheets  of  Geoworks
Corporation  as of  March  31,  2004  and  2003,  and the  related  consolidated statements of  operations,  stockholders'  equity,  and cash flows for the years then ended.  These financial  statements are the responsibility of the Company's management.  Our  responsibility  is to express  an  opinion on these  financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in
all  material  respects,   the  consolidated   financial  position  of  Geoworks
Corporation  at March 31,  2004 and 2003,  and the  consolidated  results of its operations  and its cash flows for the years then ended in conformity  with U.S.
generally accepted accounting principles.

                                                   /s/ Novogradac & Company LLP

Roswell, Georgia
June 5, 2004

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Geoworks Corporation

We  have  audited  the  accompanying   consolidated  statements  of  operations,
stockholders'  equity, and cash flows of Geoworks Corporation for the year ended
March  31,  2002.  These  financial  statements  are the  responsibility  of the
Company's  management.  Our  responsibility  is to  express  an opinion on these financial statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the consolidated results of operations and cash flows of
Geoworks  Corporation for the year ended March 31, 2002, in conformity with U.S.
generally accepted accounting principles.

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
and the reclassification of discontinued operations discussed in Note 2, as to which the date is June 23, 2003

                              GEOWORKS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         MARCH 31
                                                                                  2004              2003
                                                                              -----------------------------
Assets
Current assets:
  Cash and cash equivalents                                                   $      37           $     729
  Restricted cash and short-term investments                                        201                  --
  Short-term investments                                                            400                  --
  Accounts receivable, net of allowances $0 in 2004 and 2003,
     respectively                                                                    84                  31
  Prepaid expenses and other current assets                                           7                 476
                                                                              -----------------------------
Total current assets                                                                729               1,236

Other assets                                                                         18                  --
                                                                              -----------------------------
Total assets                                                                  $     747           $   1,236
                                                                              =============================

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                                            $       1           $     228
  Accrued liabilities                                                               244                 576
  Deferred revenue                                                                   26                 179
                                                                              -----------------------------
Total current liabilities                                                           271                 983

Stockholders' equity:
     Preferred stock, no par value; 2,000 shares authorized;
        no shares issued and outstanding in 2003 and 2002                            --                  --
     Common stock, no par value; 80,000 shares authorized; 29,869 in
        2004 and 22,134 in 2003 shares issued and outstanding                   157,464             157,110
     Accumulated deficit                                                       (156,993)           (156,857)
     Accumulated other comprehensive income                                           5                  --
                                                                              -----------------------------
Total stockholders' equity                                                          476                 253
                                                                              -----------------------------
Total liabilities and stockholders' equity                                    $     747           $   1,236
                                                                              =============================

SEE ACCOMPANYING NOTES.

                              GEOWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          YEAR ENDED MARCH 31
                                                             ----------------------------------------------
                                                                2004              2003                2002
                                                             ----------------------------------------------
Operating expenses:
        Legal                                                $     46           $    887           $    701
        Other general and administrative                          361              1,699              3,073
                                                             ----------------------------------------------
Total operating expenses                                          407              2,586              3,774
                                                             ----------------------------------------------
Operating loss                                                   (407)            (2,586)            (3,774)

Other income:
   Other income                                                                                       3,994
   Interest income                                                  3                 15                191
   Interest expense                                                                                      (8)
                                                             ----------------------------------------------
Total other income                                                  3                 15              4,177
                                                             ----------------------------------------------
Income (loss) before discontinued operations                     (404)            (2,571)               403
Income (loss) from discontinued operations - net of
   income taxes                                                   268               (576)           (43,003)
                                                             ----------------------------------------------
Net loss                                                     $   (136)          $ (3,147)          $(42,600)
                                                             ==============================================
Per share-basic and diluted:

Income (loss) before discontinued operations                 $  (0.02)          $  (0.11)          $    .02
Income (loss) from discontinued operations                       0.01              (0.03)             (1.83)
                                                             ----------------------------------------------
Net loss per share                                           $  (0.01)          $  (0.14)          $  (1.81)
                                                             ==============================================
Shares used in net loss per share
     computation -basic and diluted                            29,024             22,718             23,555
                                                             ==============================================

SEE ACCOMPANYING NOTES.

                              GEOWORKS CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                      COMMON STOCK
                                                  --------------------    ACCUMULATED
                                                   SHARES      AMOUNT       DEFICIT
                                                  ---------------------------------------
Balances at March 31, 2001                         23,423    $ 157,082    $(111,110)

Common stock issued under stock option and
   stock purchase plans                               153          161           --
Stock options granted for services                     --           21           --
Amortization of deferred compensation                  --           --           --
Comprehensive income (loss):
   Realized gains on investment and
        derivative instruments                         --           --           --
     Unrealized loss on investment                     --           --           --
     Foreign currency translation adjustment           --           --           --
     Net loss                                          --           --      (42,600)
Comprehensive loss                                     --           --           --

                                                ---------    ---------    ---------
Balances at March 31, 2002                         23,576      157,264     (153,710)
Common stock cancelled in connection with
   software license agreement                      (1,392)        (153)          --
Settlement of shareholder note receivable             (50)          (1)          --
Amortization of deferred compensation                  --           --           --
Comprehensive income (loss):                           --           --           --
     Foreign currency translation
        adjustment                                     --           --           --
     Net loss                                          --           --       (3,147)

Comprehensive loss                                     --           --           --
                                                ---------    ---------    ---------
Balances at March 31, 2003                         22,134      157,110     (156,857)
COMMON STOCK ISSUED UNDER
    STOCK OPTION PLANS                                357           29           --
COMMONS STOCK ISSUANCE TO NEWCASTLE
    AND AFFILIATES                                  7,378          325           --
COMPREHENSIVE INCOME (LOSS):
     UNREALIZED GAIN ON INVESTMENT                     --           --           --

     NET LOSS                                          --           --         (136)

COMPREHENSIVE LOSS                                     --           --           --
                                                -----------------------------------------
BALANCES AT MARCH 31, 2004                         29,869    $ 157,464    $(156,993)
                                                =========================================

                                                    NOTES                         ACCUMULATED
                                                 RECEIVABLE                          OTHER         TOTAL
                                                    FROM          DEFERRED      COMPREHENSIVE   STOCKHOLDERS'
                                                 STOCKHOLDERS   COMPENSATION        INCOME         EQUITY
                                                ------------------------------------------------------------------
Balances at March 31, 2001                        $    (88)     $    (318)      $   4,165       $  49,731

Common stock issued under stock option and
   stock purchase plans                                 --            (11)             --             150
Stock options granted for services                      --             --              --              21
Amortization of deferred compensation                   --            112              --             112
Comprehensive income (loss):
   Realized gains on investment and
        derivative instruments                          --             --          (3,994)         (3,994)
     Unrealized loss on investment                      --             --             (43)            (43)
     Foreign currency translation adjustment            --             --             (80)            (80)
     Net loss                                           --             --              --         (42,600)
                                                                                                ---------
Comprehensive loss                                      --             --              --         (46,717)
                                                ----------      ---------       ---------       ---------
Balances at March 31, 2002                             (88)          (217)             48           3,297
Common stock cancelled in connection with
   software license agreement                           --             --              --            (153)
Settlement of shareholder note receivable               88             --              --              87
Amortization of deferred compensation                   --            217              --             217
Comprehensive income (loss):                            --             --              --
     Foreign currency translation
        adjustment                                      --             --             (48)            (48)
     Net loss                                           --             --              --          (3,147)
                                                                                                ---------
Comprehensive loss                                      --             --              --          (3,195)
                                                ----------      ---------       ---------       ---------
Balances at March 31, 2003                              --             --              --             253
COMMON STOCK ISSUED UNDER
    STOCK OPTION PLANS                                  --             --              --              29
COMMONS STOCK ISSUANCE TO NEWCASTLE
    AND AFFILIATES                                      --             --              --             325
COMPREHENSIVE INCOME (LOSS):
     UNREALIZED GAIN ON INVESTMENT                      --             --               5               5
                                                                                                ---------
     NET LOSS                                           --             --              --            (136)
                                                                                                ---------
COMPREHENSIVE LOSS                                      --             --              --            (131)
                                                ---------------------------------------------------------
BALANCES AT MARCH 31, 2004                        $     --      $      --       $       5       $     476
                                                =========================================================

SEE ACCOMPANYING NOTES.

                                      24a

                              GEOWORKS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                       YEAR ENDED MARCH 31
                                                                                 2004          2003          2002
                                                                              -------------------------------------
OPERATING ACTIVITIES
 Income (loss) from continuing operations                                     $   (404)     $ (2,571)     $    403
   Adjustments to reconcile loss to net cash used in operating activities:
         Depreciation                                                               --            25           200
         Amortization of deferred compensation                                      --           217           112
         Gain on sale of long-term investments and other assets                     --            --        (3,994)
         (Gain) loss on other assets                                                --             2            29
         Stock options granted for services                                         --            --            21
         Shareholder note                                                           --            87            --
         Changes in assets and liabilities - continuing operations                (244)         (253)         (400)
                                                                              ------------------------------------
Cash used in operating activities - continuing operations                         (648)       (2,493)       (3,629)
                                                                              ------------------------------------

 Income (loss) from discontinued operations                                        268          (576)      (43,003)
   Adjustments to reconcile income (loss) to net cash used in operating activities:
         Depreciation                                                               --           174         1,094
         Amortization of goodwill and other intangible assets                       --           487         5,227
         Provision for doubtful accounts                                            --            --           100
         Non-cash restructuring charges (reversal)                                  --           (97)          214
         Write-down of goodwill and other long-lived assets                         --         1,158        27,557
         Gain on sale of assets and other income                                    --          (326)         (500)
         Changes in assets and liabilities - discontinuing operations             (250)         (958)         (358)
                                                                              ------------------------------------
Cash provided by (used in) operating activities - discontinued operations           18          (138)       (9,669)
                                                                              ------------------------------------
Net cash used in operating activities                                             (630)       (2,631)      (13,298)

INVESTING ACTIVITIES
Purchases of property and equipment                                                 --           (33)       (1,802)
Proceeds from sales and disposals of property and equipment                         --            25            75
Sales of long-term investments                                                      --            --         3,994
Purchase of investments and marketable securities                                 (416)           --            --
Proceeds from sales of equipment and other assets                                   --           280           500
                                                                              ------------------------------------
Net cash provided by (used in) investing activities                               (416)          272         2,767

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                             354            --           150
Payments under capital lease obligations                                            --            --          (114)
                                                                              ------------------------------------
Net cash provided by financing activities                                          354            --            36
                                                                              -------------------------------------

Foreign currency translation adjustments                                            --           (48)          (82)
                                                                              ------------------------------------
Net decrease in cash and cash equivalents                                         (692)       (2,407)      (10,577)
Cash and cash equivalents, beginning of year                                       729         3,136        13,713
                                                                              ------------------------------------
Cash and cash equivalents, end of year                                        $     37      $    729      $  3,136
                                                                              ====================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                              ====================================
Cash paid for income taxes                                                    $     12      $     46      $    129
                                                                              ====================================
Cash paid for interest                                                        $     --      $     --      $      8
                                                                              ====================================

SEE ACCOMPANYING NOTES

                              GEOWORKS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

On May 1, 2003, the Company sold  approximately  7.4 million newly issued shares of its  common  stock  to  Newcastle  Partners,  L.P.  and Mark E.  Schwarz,  an
affiliate of Newcastle,  for  $325,000.  $200,000 of the proceeds from the newly issued shares are being held in escrow pursuant to the stock purchase agreement.
As a  result,  the  purchasers  now  own  25% of the  Company's  securities.  In conjunction  with the  investment,  two of the  Company's  three  board  members resigned  and Mark E.  Schwarz  and Steven J.  Pully,  both of  Newcastle,  were appointed to fill their board seats. In addition,  the remaining management team of the Company  agreed to step down.  Mark E. Schwarz and John  Murray,  also of
Newcastle, assumed the positions of CEO and CFO, respectively.

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include the accounts of the Company and its  wholly-owned  subsidiaries  located in Japan,  New  Jersey,  and the United
Kingdom.  All  significant  intercompany  balances  and  transactions  have been eliminated. During fiscal 2003, operations in the wholly-owned subsidiaries were discontinued;  therefore information in fiscal years 2004, 2003 and 2002 may not be comparable.

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
                                 MARCH 31, 2004

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

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash  equivalents,  restricted cash and trade accounts  receivable.  Cash and cash equivalents and restricted cash are held in federally  insured  or  well-established  financial  institutions.  As a general policy, collateral is not required for accounts receivable; however, the Company periodically monitors the need for an allowance for doubtful accounts based upon expected  collections  of accounts  receivable  and specific  identification  of uncollectible accounts. Additionally,  customers' financial condition and credit worthiness  are  regularly  evaluated.  There were no  allowances  for  doubtful accounts  accrued at March 31, 2004 and March 31, 2003.  Historical  losses have not been material.

DERIVATIVE FINANCIAL INSTRUMENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS

The Company  invests its excess cash in money  market  accounts,  U.S.  Treasury bills, and short-term debt securities.  Investments with an original maturity at the time of purchase  over three months but less than a year are  classified  as short-term  investments.  Investments  with an original  maturity at the time of purchase  of greater  than one year are  classified  as  long-term  investments.
Management determines the appropriate  classification of investments at the time of purchase and  reevaluates  such  designations  at the end of each period.  At
March 31, 2004, short-term  investments are classified as available-for-sale and consist principally of U.S. Treasury bills.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS, SHORT-TERM INVESTMENTS AND INVESTMENTS
(CONTINUED)

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

PROPERTY AND EQUIPMENT

Property and  equipment  are stated at cost or at fair value after certain asset write-downs.  Depreciation and amortization are computed using the straight-line method over estimated useful lives of three to four years. Assets acquired under capital lease  obligations  and leasehold  improvements  are amortized using the straight-line  method over the shorter of the useful  lives of the assets or the terms of the leases.

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

During fiscal 2003, the Company identified such possible  impairment  indicators to include,  but not limited to, the significant  negative industry and economic trends  impacting  current  operations,  declines in the Company's  stock price, expected  future  growth  rates,  and  continued  operating  losses.  Forecasted undiscounted  cash flows from the AirBoss  business  unit were  determined to be less then the carrying  values of the related  assets.  Accordingly  the Company performed a  discounted  cash flow  analysis  to  determine  fair  value,  which resulted in non-cash  write-downs  totaling $1,158,000 and $24,166,000 in fiscal
2003 and 2002, of the goodwill and other  intangible  assets  resulting from the
Company's acquisition of the AirBoss business unit from Telcordia  Technologies,
Inc. in July 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's financial instruments,  which include cash equivalents, restricted cash, and short-term investments, approximate their fair values based on quoted market values of the instruments.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

MAJOR CUSTOMERS IN DISCONTINUED OPERATIONS

Revenues from one major customer  accounted for 100%, 12% and 2% respectively of net revenues for fiscal 2004,  2003 and 2002. One other  customer  accounted for
72% and 28% of net revenues for fiscal 2003 and 2002.

STOCK COMPENSATION

The  Company  has  adopted  the  disclosure-only  provisions  of SFAS No. 123 as amended by SFAS 148 and applies  APB Opinion No. 25 and related  interpretations in  accounting  for its stock  option and  employee  stock  purchase  plans.  No stock-based employee  compensation cost is reflected in net loss, as all options granted  under those plans have an exercise  price equal to the market  value of the underlying  common stock on the date of grant. Had compensation cost for the
Company's stock plans been determined  based on the fair value at the grant date for awards  during  fiscal 2004,  2003 and 2002,  the Company's net loss and net loss per share  would have been  increased  to the pro forma  amounts  indicated
below (in thousands, except per share amounts):

                                                    YEAR ENDED MARCH 31
                                          2004         2003             2002
                                        --------     ----------     ----------
Net income, as reported                 $  (136)     $  (3,147)     $  (42,600)

Net loss, pro forma                     $  (161)     $  (4,981)     $  (51,541)

Loss per share:
    Basic and diluted - as reported     $ (0.01)     $   (0.14)     $    (1.81)
    Basic and diluted - pro forma       $ (0.01)     $   (0.22)     $    (2.19)

The weighted-average  fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

                                               2004         2003          2002
                                              -------      -------       --------
Volatility                                     6.014        4.756         2.149
Weighted-average estimated life               5 years      5 years       5 years
Weighted-average risk-free interest rate       2.99%        3.45%         2.41%
Dividend yield                                   --           --            --

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

If the Company  had  reported  net income for fiscal  2004,  2003 and 2002,  the calculation of diluted  earnings per share for those periods would have included the effect of dilutive  common stock options,  computed using the treasury stock method.  For  fiscal  ended  2004,  2003 and 2002,  the  calculation  would have included the common  stock  equivalent  effect of -0-,  -0- and 138,000  shares, respectively.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.  DISCONTINUED OPERATIONS

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

As a result of these  restructurings (see Note 10) and ceasing operations in the
UK,  the  Company  no longer has any  employees  engaged  in revenue  generating activities  and the  historical  results of  substantially  all of the Company's operating activities are shown as discontinued  operations.  Interest income has not been allocated to discontinued  operations.  Income taxes were all allocated to discontinued  operations because they relate primarily to foreign withholding tax on royalties and the sale of patents.

Financial  information  previously  reported in the statement of operations  and cash flows for the year ended  March 31, 2002 has been  reclassified  to present substantially all of the Company's  operations as discontinued  operations (with
the  exception  of  corporate  office  legal  and  general  and   administrative
expenses),  consistent with the  presentation for the years ended March 31, 2004 and 2003.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

2. DISCONTINUED OPERATIONS (CONTINUED)

Summarized financial  information for the results of discontinued  operations is as follows (in thousands):

                                                                     YEAR ENDED MARCH 31
                                                                2004         2003          2002
                                                              --------     --------      --------

Total net revenues                                            $    296     $  3,440      $ 11,694

Operating  expenses (excluding items discussed below)               11        3,067        19,012
Amortization of goodwill and other intangible assets                --          487         5,227
Restructuring charges (reversal)                                    --          (96)        3,272
Write-down of goodwill and other long-lived assets                  --        1,158        27,557
                                                              -----------------------------------
Total operating expenses                                            11        4,616        55,068
                                                              -----------------------------------
Operating income (loss) from discontinued operations               285       (1,176)      (43,374)

Other income, principally asset sales and gain                      --          646           500
                                                              -----------------------------------
Income (loss) before income taxes                                  285         (530)      (42,874)
Provision for income taxes                                          17           46           129
                                                              -----------------------------------
Income (loss) from discontinued operations - net of taxes     $    268     $   (576)     $(43,003)
                                                              -----------------------------------

                                                              -----------------------------------
Revenues from related parties                                 $    296     $    413      $    737
                                                              ===================================

Assets and  liabilities  attributable  to the  discontinued  businesses  were as follows (in thousands):

                                                        MARCH 31
                                                  2004            2003
                                                 ----------------------

Current assets                                    $ 90            $325
Noncurrent assets                                   --              --
Current liabilities                                133             318
Noncurrent liabilities                              --              --

3. ACCOUNTS RECEIVABLE

Our only customer,  Toshiba, a diversified electronics company located in Japan, accounted for 100% of our revenues in fiscal 2004, and is currently projected to generate  all of our limited  revenue in the near  future.  These  revenues  are attributable to license and maintenance  fees for our MS+ technology.  According to our existing contract with Toshiba, we were due an annual maintenance payment of $150,000 on October 31, 2003 and are also  currently due royalty  payments of approximately  $84,000 for the last three  quarters of fiscal 2004.  We have not recognized any revenue for the $150,000 annual maintenance payment since we have been discussing a sale of our MS+ technology source code to Toshiba.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

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

The  intangible  assets  related  to the July 2000  acquisition  of the  AirBoss business unit were  amortized over two to four years.  Amortization  expense was
$487,000  for the year ended  March 31 2003.  The  Company  recorded  additional non-cash,  asset  impairment  charges of $1,158,000 in fiscal 2003, based on its analysis of the goodwill and other  intangible  assets  related to the July 2000
AirBoss  acquisition.  Forecast  undiscounted cash flows from this business were less that the carrying  values of the related  assets.  Accordingly  the Company performed  discounted  cash flow  analyses,  which has  resulted in the non-cash write-downs in those years.

In August 2002,  the Company  agreed to settle an  obligation  of  approximately
$290,000 to Telcordia for  $100,000,  to be paid in  installments  of $50,000 on
August 2, 2002,  $25,000 by December 31, 2002 and an additional $25,000 by March
31,  2003.  Telcordia  is a wholly  owned  subsidiary  of  Science  Applications
International  Corporation  ("SAIC"),  a shareholder in the Company. The Company also  assigned to Telcordia  any future  amounts  payable to Geoworks  from SAIC under a non exclusive,  object code license to the AirBoss  technology with SAIC executed  in October  2001.  Management  believes  that these  amounts  would be negligible and subject to offset. Additionally, Geoworks and Telcordia agreed to terminate their AirBoss value added reseller agreement early.

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

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

5. ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):
                                             MARCH 31
                                       2004           2003
                                      --------       -------

Accrued compensation                    $ --           $231
Accrued restructuring costs               28             91
Accrued professional fees                148            152
Other accrued liabilities                 68            102
                                        ----           ----
Total                                   $244           $576
                                        ====           ====

6. INCOME TAXES

The income tax provisions of $17,000, $46,000 and $129,000 for fiscal 2004, 2003 and 2002,  respectively,  consist primarily of foreign  withholding tax payments made with respect to royalties and maintenance  payments from original equipment manufacturers.  The fiscal 2003 and 2002  provisions  also  include  $18,000 and
$50,000 for foreign withholding tax payments on sale of patents.

Significant  components of the  Company's net deferred  income tax assets are as follows (in thousands):

                                                             MARCH 31,
                                                      2004               2003
                                                  -------------      -------------

Operating loss carryforwards                        $ 52,759           $ 49,652
Tax credit carryforwards                               4,932              4,932
Purchased intangible assets                           17,472             19,207
Capitalized research expenditures                      1,802              2,292
Deferred revenue                                          11                 74
                                                    --------           --------
Total deferred tax assets                             76,976             76,157
Valuation allowance on deferred tax assets           (76,976)           (76,157)
                                                    --------           --------
Net deferred tax assets                             $   --             $   --
                                                    ========           ========

The changes in the  valuation  allowance  for fiscal 2004 and 2003 were $819,000 and $2,284,000, respectively.

Deferred tax assets relating to net operating loss carryforwards as of March 31,
2004 include approximately  $4,900,000 associated with stock option activity for which any  subsequently  recognized  tax benefits  will be credited  directly to stockholders' equity.

As of March 31, 2004, the Company has net operating loss  carryforwards for U.S.
federal  income tax  purposes of  approximately  $132,000,000,  U.K.  income tax
purposes  of  approximately  $3,860,000,   and  state  income  tax  purposes  of
approximately  $32,000,000.  The Company also has federal and state research and development  credit  carryforwards of  approximately  $3,426,000 and $1,506,000, respectively. The net operating loss and the research and development tax credit carryforwards expire in various years from 2005 through 2021.

Utilization   of  the  Company's   U.S.  net  operating   loss  and  tax  credit
carryforwards  could be subject to an annual  limitation  due to the  "change in ownership" provisions of the Internal Revenue Code of 1986. An annual limitation may result in the expiration of net operating loss and tax credit  carryforwards before utilization.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

7. COMMITMENTS

During fiscal 2004, the Company leased office  facilities and certain  equipment under  operating  lease  agreements.  Lease  expense  was $3,400,  $176,000  and
$971,000  for  fiscal  2004,   2003  and  2002,   respectively.   There  are  no
noncancellable lease commitments at March 31, 2004.

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

On May 15, 2003, the Company  amended the Rights Plan to amend the definition of
Acquiring  Entity as the  Beneficial  Owner of 4.99% or more of the common stock and the definition of Exempt Person to be the Beneficial  Owner of 4.99% or more of common  stock as of May 9, 2003.  The purpose of the  amendment to the Rights
Agreement is to seek to prevent possible limitations on the Company's use of its
Federal net operating loss carryforwards and certain income tax credits.

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

8. STOCKHOLDERS' EQUITY (CONTINUED)

SHAREHOLDER RIGHTS PLAN (CONTINUED)

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

The following table summarizes activity under the Company's stock option plans:

                                                            OPTIONS OUTSTANDING
                                                         NUMBER        WEIGHTED-AVERAGE
                                                       OF SHARES        EXERCISE PRICE

Balance at March 31, 2001                               5,841,000           $   8.30
      Granted                                           4,509,000               1.31
      Exercised                                           (10,000)              1.22
      Forfeited                                        (7,327,000)              6.33
                                                       ----------           --------
Balance at March 31, 2002                               3,013,000               2.64
     Granted                                            2,879,000               0.11
     Exercised                                                 --                 --
     Forfeited                                         (2,048,000)              1.07
                                                       ----------           --------
Balance at March 31, 2003                               3,844,000               1.15
     Granted                                                   --                 --
     Exercised                                           (250,500)              0.11
     Forfeited                                         (2,518,500)              1.70
                                                       ----------           --------
Balance at March 31, 2004                               1,075,000           $   0.11
                                                       ==========           ========

Options available for grant at March 31, 2004           8,109,052
                                                        =========

The weighted  average fair value at grant date of options  granted during fiscal
2004, 2003 and 2002 was $0, $0.11 and $1.20 per share, respectively.

The following table summarizes  information concerning currently outstanding and exercisable options:

                        OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                 ---------------------------------------------------------------------------
                              WEIGHTED
                               AVERAGE                                             WEIGHTED
                              REMAINING          WEIGHTED                          AVERAGE
EXERCISABLE                  CONTRACTUAL          AVERAGE                           EXERCISE
  PRICES         SHARES      LIFE (YEARS)      EXERCISE PRICE       SHARES           PRICE
--------------------------------------------------------------------------------------------
  $ 0.11       1,075,000       8.20              $   0.11         1,075,000        $  0.11

                              GEOWORKS CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2004

8. STOCKHOLDERS' EQUITY (CONTINUED)

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's  employee  stock purchase plan,  employees  meeting  certain eligibility  criteria may purchase shares of the Company's common stock, subject to certain limitations,  at not less than 85% of fair market value as defined in the plan. A total of 950,000  shares have been  reserved for issuance  under the plan. In fiscal 2004 and 2003 no shares were issued under the plan. At March 31,
2004, a total of 391,000 shares were available for issuance under the plan.

COMMON STOCK RESERVED FOR FUTURE ISSUANCE

Common stock reserved for future issuance as of March 31, 2004 is as follows:

Employee stock options outstanding                               1,075,000
Employee stock options available for grant                       8,109,052
Employee stock purchase plan shares available for grant            391,000
                                                                 ---------
Total                                                            9,575,052
                                                                 =========

OTHER

In January 2003, the Company settled a dispute  regarding a note receivable from a  stockholder  who was  formerly  an  employee  of the  Company.  The  note was cancelled,  the 50,000 shares of Company common stock held as collateral for the note were returned and cancelled,  the Company was paid the interest  receivable on the note,  and the  stockholder  and the Company agreed to release each other
from  all  claims.  The  Company  recorded  a  loss  of  approximately   $87,000
representing  the  difference  between the value of the  collateral and the face value  of the note at the  time of the  settlement.  This  non-cash  expense  is included  in general  and  administrative  expense  for the year ended March 31,
2003.

9. RETIREMENT PLAN

The Company has a deferred  compensation  plan for  substantially all employees.
Under this plan,  which qualifies  under Section 401(k) of the Internal  Revenue
Code,  eligible  employees  may  contribute  up to 15% of their  pretax  salary, subject to certain limitations.  Employer contributions were $0, $0 and $179,000 during fiscal 2004, 2003 and 2002, respectively.

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
                                 MARCH 31, 2004

10. RESTRUCTURING CHARGES (CONTINUED)

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

The following table summarizes the restructuring activity (in thousands):

                                                       SEVERANCE           LEASE         CONTRACT
                                                      AND RELATED      TERMINATION      TERMINATION
                                                        CHARGES            COSTS             COSTS             TOTAL
                                                      ---------------------------------------------------------------
Total restructuring expense for 2002                    $ 1,713           $ 1,388           $   171           $ 3,272
Amounts paid                                             (1,160)             (664)             --              (1,824)
Assets written-off                                           --              (214)             --                (214)
                                                        -------------------------------------------------------------
Balance, March 31, 2002                                 $   553           $   510           $   171           $ 1,234
Amounts paid                                               (456)             (510)              (80)           (1,046)
Reversal of accruals from settlement agreement              (97)               --              --                 (97)
                                                        -------------------------------------------------------------
Balance, March 31, 2003                                      --                --                91                91
Amounts paid                                                 --                --               (63)              (63)
                                                        -------------------------------------------------------------
Balance, March 31, 2004                                 $    --           $    --           $    28           $    28
                                                        =============================================================

The reversal of severance  charges  occurred during the fourth quarter of fiscal
2003  when  the  liability  to a  former  CEO was  reduced  per the  terms  of a settlement agreement.

Asset impairment charges resulting from these restructuring  actions are further described in Note 1.

ITEM 9.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure  controls  are  procedures  that are designed  with the  objective of ensuring  that  information  required to be disclosed in the  Company's  reports under the Exchange Act,  such as this Form 10-K, is reported in accordance  with the SEC's rules.  Disclosure  controls are also  designed  with the objective of ensuring that such  information is accumulated  and  communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

As of the end of the period covered by this Form 10-K,  the Company  carried out an evaluation under the supervision and with the  participation of the Company's management,  including the Company's Chief Executive Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation  of the  Company's disclosure  controls and procedures pursuant to Exchange Act Rules 13a-15(e) and
15d-15(e).  Based on this  evaluation,  the Chief  Executive  Officer  and Chief
Financial  Officer  concluded  that  the  Company's   disclosure   controls  and
procedures are effective for gathering, analyzing and disclosing the information the Company is  required to disclose in the reports it files under the  Exchange
Act, within the time periods  specified in the SEC's rules and forms.  The Chief
Executive  Officer and Chief Financial Officer also concluded that the Company's disclosure  controls and  procedures  are  effective in timely  alerting them to material  information  relating  to the  Company  required to be included in the
Company's periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure  controls and procedures,  including  its  internal  controls  and  procedures  for  financial reporting,  and may from time to time make  changes  designed  to enhance  their effectiveness and to ensure that the Company's systems evolve with its business.
There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Certifications  of the  Chief  Executive  Officer  and Chief  Financial  Officer
regarding, among other items, disclosure controls and procedures are included as exhibits to this Form 10-K.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Biographical Information for Directors

The  names  of the  members  of the  Board of  Directors  (the  "Board")  of the
"Company" as of August 2, 2004, and certain information about them are set forth below.

                                                                                 Director
      Name            Age            Position with the Company                    Since
      ----            ---            -------------------------                    -----

Mark E. Schwarz        43     Chief Executive Officer, President and Director    May 2003

Steve W. Mitchell      42     Director                                           April 2002

Steven J. Pully        44     Executive Vice President, General Counsel,         May 2003
                              Secretary and Director

MARK E. SCHWARZ.  Mr. Schwarz joined the Board in May 2003. As of May 2003 until the present,  Mr. Schwarz has been serving as the Company's  President and Chief
Executive  Officer.  Since 1993, Mr. Schwarz has served,  directly or indirectly through  entities he  controls,  as the sole  general  partner of  Newcastle,  a private  investment  firm. Since 2000, he has also served as the Chief Executive
Officer of Newcastle Capital Management,  L.P., a private investment  management firm.  From 1995 until 1999,  Mr.  Schwarz was also a Vice  President of Sandera
Capital Management,  L.L.C., a private investment firm associated with the Lamar
Hunt  family.  Mr.  Schwarz  presently  serves as Chief  Executive  Officer  and
Chairman of the Board of  Hallmark  Financial  Services,  Inc.,  a property  and casualty insurance  company.  Mr. Schwarz also presently serves as a director of
Bell Industries, Inc., a company primarily engaged in providing computer systems integration  services;  Nashua Corporation,  a manufacturer of specialty papers, labels and printing  supplies;  Pizza Inn,  Inc., an operator and  franchisor of pizza restaurants;  SL Industries,  Inc., a developer of power systems used in a
variety  of  aerospace,   computer,  datacom,   industrial,   medical,  telecom,
transportation and utility equipment applications;  WebFinancial Corporation,  a banking and specialty  finance  company,  Pinnacle  Frames and Accents,  Inc., a private  company  engaged in mass  production of picture frame  products and New
Century Equity Holdings Corp., an investment holding company.

STEVE W. MITCHELL.  Mr. Mitchell joined the Board in April 2002. From April 2002 through  April 2003,  Mr.  Mitchell  served as the  Company's  President,  Chief
Executive Officer and Director. Mr. Mitchell joined the Company in November 2000 as Vice  President of Human  Resources.  From  January  1999 to April 2002,  Mr.
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

STEVEN J. PULLY.  Mr. Pully joined the Board in May 2003.  Since June 2003,  Mr.
Pully has  served as the  Company's  Secretary,  Executive  Vice  President  and
General  Counsel.  Mr. Pully has served as the  president  of Newcastle  Capital
Management,  L.P., a private investment  management firm since January 2003; and
is currently a director of Pizza Inn,  Inc., an operator and franchisor of pizza restaurants,  and  privately-held  Pinnacle Frames and Accents,  Inc., a company engaged in mass  production of picture frame  products.  Since June 2004, he has served as the Chief  Executive  Officer  and a Director  of New  Century  Equity
Holdings Corp., an investment holding company. Prior to becoming affiliated with
Newcastle  Capital  Management,  L.P., from May 2000 to December 2001, Mr. Pully was a managing  director in the mergers and  acquisitions  department of Banc of
America  Securities  and from  January  1997 to May  2000 was a senior  managing director at Bear  Stearns.  Prior to becoming an  investment  banker,  Mr. Pully practiced  securities and corporate law at Baker & Botts. Mr. Pully is a CPA and a member of the Texas Bar. He graduated with a BSBA from  Georgetown  University and a J.D. from The University of Texas.

In January 2003, the following directors of the Company resigned from the Board:
Mr. John B. Balousek,  Mr. Frank S. Fischer,  Mr. Stephen T. Baker and Mr. James
M. Judge. In connection with these resignations and recognizing that the Company was no longer required to comply with Nasdaq's  continued listing standards as a result of the delisting of the Company's  common stock from the Nasdaq  National
Market System and the Nasdaq SmallCap Market,  the Board deemed it was advisable and in the best  interest of the Company and its  stockholders  to terminate the
Compensation  and Audit Committees of the Board and to conduct all businesses of the Board at the Board level.  Board  members Mr. David J. Domeier and Mr. David
L. Grannan resigned from the Board on April 30, 2003.

Effective  April 30, 2003,  in  connection  with the sale of our common stock to
Newcastle (the "Stock Sale") and Mark E. Schwarz,  Mr.  Mitchell  agreed to step down from his position as President and Chief Executive  Officer of the Company.
Mr. Mitchell continues to serve on the Board. Although the Company does not have an audit  committee,  Mr.  Mitchell  acts as the  financial  expert on the Board because of his professional experience and knowledge of the books and records of the Company.

Biographical Information for Other Executive Officers

The following table sets forth the name, age and position of the other executive officer  of the  Company  as of  August 2, 2004 of the  Company.  The  Company's
executive officers are appointed by and serve at the discretion of the Board.

Name                             Age               Position
----                             ---               --------

John P. Murray                    35               Vice President and Chief
                                                   Financial Officer

JOHN P. MURRAY has been Chief  Financial  Officer of the Company since May 2003.
Mr. Murray has also served as the Chief Financial  Officer of Newcastle  Capital
Management,  L.P., a private investment management firm which is an affiliate of
Newcastle  Partners,  L.P.,  since January 2003, and New Century Equity Holdings
Corp., an investment  holding company,  since June 2004. From January 1998 until
June 2001, Mr. Murray served as a partner at Speer & Murray, Ltd, a Dallas based accounting  firm. From October 1991 until November 1995, Mr. Murray served as an accountant  with Ernst & Young,  LLP.  Mr.  Murray has been a  Certified  Public
Accountant since January 1992.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, as amended,  requires the Company's  officers and directors,  and persons who own more than ten percent of a registered  class of the Company's equity  securities,  to file reports of ownership on Form 3 and changes  in  ownership  on Form 4 or Form 5 with  the  SEC.  Such  officers  and directors  and 10%  stockholders  are also  required by SEC rules to furnish the
Company with copies of all Section 16(a) forms they file.

Based  solely on its  review  of the  copies of such  forms  received  by it, or written  representations  from certain reporting  persons,  the Company believes that during the fiscal year ended March 31, 2004,  there was compliance with the
Form 3,  Form 4 and  Form 5  filing  requirements  applicable  to its  officers, directors and 10% stockholders.

CODE OF ETHICS

The Company has not yet adopted a code of ethics that  applies to our  principal executive officers, principal financial officer, principal accounting officer or controller,  or persons performing similar functions,  due to the relatively low level of activity in the Company.  At a later time,  the Board of Directors  may adopt such a code of ethics.

ITEM 11.    EXECUTIVE COMPENSATION.

The  following  table sets  forth  annual  compensation  received  for  services rendered to the Company for the last three  fiscal  years ended March 31,  2002,
2003 and 2004 by the Chief Executive Officer and each of the following executive officers  (collectively,  the "Named  Executive  Officers")  who served with the
Company during the fiscal year ended March 31, 2004 (the "Last Fiscal Year").

Summary Compensation Table
--------------------------------------------------------------------------------

                                                                                                                 LONG-TERM
                                                                             ANNUAL COMPENSATION               COMPENSATION
                                                                                                                  AWARDS
                                                                                                                 NUMBER OF
                                                                                                                 SECURITIES
                                                                                                                 UNDERLYING
                                                                                                                  NUMBER OF
                                                FISCAL                                     401(K) MATCHING
    NAME AND PRINCIPAL POSITION                  YEAR        SALARY ($)    BONUS($)(1)      CONTRIBUTIONS($)      OPTIONS(#)(2)
    ---------------------------                 ------       ----------    -----------      ----------------      -------------

Mark E. Schwarz (3)                               2004       $     0         $      0          $         0                    0
President and Chief Executive Officer             2003       $     0         $      0          $         0                    0
                                                  2002       $     0         $      0          $         0                    0

Steve W.  Mitchell (4)                            2004       $   99,117      $       0         $         0                    0
Former President and Chief Executive Officer      2003       $  180,707      $    60,000       $         0             500,000
                                                  2002       $  145,000      $    29,084       $      3,756            150,000

John P. Murray (5)                                2004       $   15,625      $       0         $         0                    0
Vice President and Chief Financial Officer        2003       $    0          $       0         $         0                    0
                                                  2002       $    0          $       0         $         0                    0

Steven J. Pully (6)                               2004       $    0          $       0         $         0                    0
Secretary and General Counsel                     2003       $    0          $       0         $         0                    0
                                                  2002       $    0          $       0         $         0                    0
-------------------------------------------------------------------------------------------------------------------------------
(1)   Includes  regular  cash bonuses  earned for the Last Fiscal Year,  whether accrued or paid.

(2)   Mr. Mitchell was granted 500,000 of stock options,  with an exercise price of $.11 per share, in June 2002.

(3)   In May 2003,  Mr.  Schwarz was appointed to President and Chief  Executive
      Officer and joined the Board.

(4)   Mr.  Mitchell  joined the Company in November  2000 as Vice  President  of
      Human  Resources.  Mr.  Mitchell  was  promoted  to  President  and  Chief
      Executive Officer and joined the Board in April 2002.  Effective April 30,
      2003, in connection  with the Stock Sale, Mr. Mitchell agreed to step down from his position as President and Chief Executive  Officer.  He continues to serve on the Board.

(5)   In May 2003, Mr. Murray was appointed  Vice President and Chief  Financial
      Officer.

(6)   In May 2003,  Mr. Pully was appointed  Secretary  and General  Counsel and joined the Board.

Option Grants in Last Fiscal Year

None of the Company's Named  Executive  Officers were granted any options during the fiscal year ended March 31, 2004.

The following  table provides  information  with respect to the Named  Executive
Officers' unexercised options at March 31, 2004.

                                                      NUMBER OF SECURITIES
                        SHARES                       UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED                         OPTIONS AT FISCAL           MONEY OPTIONS AT FISCAL
                          ON         VALUE                  YEAR-END                         YEAR-END
     NAME              EXERCISE    REALIZED($)    EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
     ----              --------    -----------    -----------    -------------    -----------    -------------
                        (#)           (1)             (#)             (#)             (#)              (#)
                        ---           ---             ---             ---             ---              ---

Mark E. Schwarz          --        $     --           --              --           $     --        $      --
Steve W. Mitchell        --        $     --        500,000            --           $      0        $      0
John P. Murray           --        $     --           --              --           $     --        $      --
Steven J. Pully          --        $     --           --              --           $     --        $      --

(1) No options were exercised by Named Executive Officers during the Last Fiscal
Year.

The Company does not have any Long Term Incentive Plans.

Employment Contracts, Terms of Employment and Change in Control Arrangements

In May 2003, in accordance  with the Company's  severance  policy and employment agreements,  Mr.  Mitchell was paid  $85,000,  as a result of the changes in the
Board and management that resulted from the Stock Sale.

Chief Executive Officer Compensation

As Chief  Executive  Officer,  Mr. Schwarz  currently has no annual salary.  Mr.
Schwarz is entitled,  at the  discretion of our Board,  to  performance  bonuses which may be based  upon a variety of factors  and to  participate  in our stock incentive plans and other bonus plans adopted by us based on his performance and the Company's performance.

Change in Control Arrangements

On June 11, 2002, the Company granted 2,879,000 options. 250,500 of such options were  exercised  and  1,553,500 of such options  expired.  Each of the remaining
1,075,000  options  granted on June 11, 2002  provides  that 50% of the unvested portion of the option  will vest in full upon a Change of  Control  (as  defined below) and the  remainder  of the option will vest in full in the event that the optionee's employment with the Company is terminated upon the Change of Control.

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
During the Last  Fiscal  Year,  the  Company's  non-employee  directors  did not receive any discretionary stock option grants.

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

ITEM 12.    SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  certain  information  known  to the  Company regarding the beneficial ownership of the Company's common stock as of August 2,
2004, by (a) each  stockholder who is known by the Company to  beneficially  own more than 5% of the Company's  common stock,  (b) the Company's  Chief Executive
Officer and the Named Executive Officers,  (c) each director of the Company, and
(d) all current  directors and executive  officers of the Company as a group. To the Company's knowledge,  except as otherwise indicated in the footnotes to this table,  each person has sole  voting and  investment  power with  respect to all shares shown as beneficially  owned by them,  subject to community property laws where applicable.  The percentages in the column entitled  "Percentage of Common
Stock  Outstanding" were determined using 29,869,808 shares of common stock, the number of outstanding shares of common stock on August 2, 2004.

                                      SHARES BENEFICIALLY       PERCENTAGE OF COMMON
    BENEFICIAL OWNER                         OWNED                STOCK OUTSTANDING
    ----------------                         -----                -----------------

Newcastle Partners, L.P.                  3,788,952                  12.68%
Mark E. Schwarz (1)                       7,477,905                  25.03%
Steve W. Mitchell (2)                       500,000                   1.67%
John P. Murray                                    0                      0
Steven J. Pully                                   0                      0
All directors and executive officers      7,977,905                  26.71%
as a group (4 persons)(3)

(1)  Includes  3,788,952  shares owned by Newcastle  Partners,  L.P.,  which Mr.
Schwarz  may be  deemed  to  beneficially  own as the sole  general  partner  of
Newcastle  Partners,  L.P., directly or indirectly through entities he controls.
Mr.  Schwarz  disclaims  beneficial  ownership  of the shares owned by Newcastle
Partners, L.P., except to the extent of his pecuniary interest therein.

(2) Represents  500,000  shares  issuable upon the exercise of options that were exercisable as of August 2, 2004.

(3)  Includes  500,000  shares  issuable  upon  exercise  of  options  that were exercisable as of August 2, 2004.  Includes  3,788,952 shares owned by Newcastle
Partners, L.P.

       DISCLOSURE WITH RESPECT TO THE COMPANY'S EQUITY COMPENSATION PLANS

The following table gives  information  about the existing  equity  compensation plans  as  of  March  31,  2004,  including,  the  1994  Stock  Plan,  the  1996
Supplemental  Plan  (the  "1996  Plan")  and the 1997  Supplemental  Plan for UK
Employees (the "UK Plan"), collectively referred to as the "Plans".

                                        (a)                          (b)                             (c)
                                                                                                     Number of securities remaining
                                        Number of securities to      Weighted-average exercise       available for future issuance
                                        be issued upon exercise         price of outstanding        under equity compensation plans
          Plan Category                 of outstanding options,              options,             (excluding securities reflected in
                                          warrants and rights          warrants and rights                    column (a))

Plan Approved by Stockholders                   750,000                       $0.11                         4,658,947
Plans Not Approved by Stockholders              325,000                       $0.11                         3,450,105
Total                                         1,075,000                       $0.11                         8,109,052

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Novogradac & Company LLP served as Geoworks  Corporation's  independent  auditor for the fiscal years ended March 31, 2004 and 2003.

AUDIT FEES:

The aggregate  fees billed for each of the last two fiscal years ended March 31,
2004 and March 31,  2003 for  professional  services  rendered by  Novogradac  &
Company LLP for the audit of the annual financial  statements of the Company and the review of the financial  statements included in the Company's Forms 10-Q for such fiscal years were approximately $34,650 and $30,000, respectively.

AUDIT-RELATED FEES:

No  audit-related  fees were billed for each of the last two fiscal  years ended
March 31, 2004 and March 31, 2003 by  Novogradac & Company  LLP,  other than the fees reported above.

TAX FEES:

No tax fees were  billed for each of the last two fiscal  years  ended March 31,
2004 and  March  31,  2003 by  Novogradac  & Company  LLP,  other  than the fees reported above.

ALL OTHER FEES:

No fees were  billed for each of the last two fiscal  years ended March 31, 2004 and March 31, 2003 for products and services of Novogradac & Company LLP,  other than the fees reported above.

Before  Novogradac  & Company  LLP was  engaged by the  Company to render  audit services,  the engagement was approved by the Company's Directors.  The Board of
Directors approved in advance any and all audit services provided to the Company by its independent auditors as required by applicable law.

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

3.1b        Certificate  of Amendment of  Certificate  of  Incorporation  of the
            Registrant,  filed November 3, 2000,  with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1.a to
            Registrant's  report  on Form  10-Q  filed  for the  quarter  ending
            September 30, 2000 on November 14, 2000.)

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

4.1c        Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to  Registrant's  Registration  Statement  on  Form  S-1  (File  No.
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
            33-78104), effective June 22, 1994.)

10.14       Settlement  Agreement and Release dated May 31, 2002 between Alameda
            Real Estate  Investments,  a  California  limited  partnership,  and
            Geoworks Corporation  (incorporated by reference to Exhibit 10.12 to the  Registrant's  report on Form 10K for the year  ended  March 31,
            2002.)

10.15       Lease dated  November  21, 2000  between  Toubin  Realty II, LLC and
            Geoworks  (incorporated  by reference to Exhibit  10.27 on Form 10-K for the year ended March 31, 2001 filed June 29, 2001.)

10.16       Termination  of Lease dated March 27, 2002 between Toubin Realty II,
            LLC,   First   Washington   State  Bank  and  Geoworks   Corporation
            (incorporated  by  reference  to Exhibit  10.16 to the  Registrant's report on Form 10K for the year ended March 31, 2002.)

10.17       Exhibit 1, 2 & 3 to the Joint  motions to terminate  proceedings  in the US  District  Court and the ITC.  The  exhibits  constitute  the
            publicly  filed  versions  of  the   settlement   between   Geoworks
            Corporation and Openwave Systems Inc.,  formally  Phone.com  entered into December 28, 2000  (Incorporated  by reference to Exhibit 10.35 to  Registrant'  Report Form 10Q for the quarter ended  December 31,
            2000 filed on February 14, 2001.) ###

10.18       Mutual Release between Teleca and Geoworks dated February 1, 2003.

10.19       Exchange  Agreement  between Teleca and Geoworks Ltd. dated February
            1, 2003.

10.20       Settlement  Agreement and Mutual General  Release  between  Geoworks
            Corporation  and Geoworks  Ltd. and Donald G. Ezzell and DGE Capital
            Group dated January 8, 2003.

10.21       Stock Purchase  Agreement  dated as of April 30, 2003 by and between
            Newcastle Partners,  L.P., Mark E. Schwarz and Geoworks  Corporation
            (incorporated by reference to Exhibit 99.2 from the Form 8-K/A dated
            April 30, 2003.)

10.22       Letter   agreement   dated   August   2,  2002   between   Telcordia
            Technologies,   Inc.  and  Geoworks  Corporation   (incorporated  by
            reference  to  Exhibit  10.20  from  Form 10Q for the  period  ended
            6/30/02.)

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

23.1        Consent of Novogradac & Company LLP.

23.2        Consent of Ernst & Young LLP

24.1        Power of Attorney (see Page 49)

31.1        Section 302 Certification of Principal Executive Officer.

31.2        Section 302 Certification of Principal Financial Officer.

32.1        Section 906 Certification of Principal Executive Officer.

32.2        Section 906 Certification of Principal Financial Officer.

###         Confidential treatment has been granted as to portions thereof

*           Management contract or compensatory plan or arrangement

(b)             Reports on Form 8-K.

            There  were no reports  on Form 8-K were  filed  during the  quarter ended March 31, 2004:

(c)             Exhibits.

                See Item 15 (a) 3 above.

(d)             Financial Statement Schedules.

                See Item 15 (a) 2 above

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2004

                                        GEOWORKS CORPORATION

                                        By: /s/ Mark E. Schwarz
                                            -----------------------
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

SIGNATURE                         TITLE                                DATE

/s/ Mark E. Schwarz           President,  Chief Executive  Officer,    August 12, 2004
-------------------           and Director (Principal Executive
Mark E. Schwarz               Officer)

/s/ Steven J. Pully           Director and Secretary                   August 12, 2004
-------------------
Steven J. Pully

/s/ Steve W. Mitchell         Director                                 August 12, 2004
---------------------
Steve W. Mitchell

/s/ John P. Murray            Chief Financial Officer                  August 12, 2004
------------------            (Principal Financial Officer)
John P. Murray

